Form 10QSB
period 1996-03-31
DYNAMOTION/ATI CORP
filed 1996-05-15
CIK 850808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO  ____________________

Commission file number          0-19143
                                -------

                             DYNAMOTION/ATI CORP.
- - --------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

         NEW YORK                                       93-1192354
- - -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                  1639  E. EDINGER AVE., SANTA ANA, CA 92705
- - --------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (714) 541-4818
- - --------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)





Indicate by a check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X     No
          ---       ---


As of May 8, 1996, there were 2,777,799 shares outstanding of the issuer's common stock, $.04 par value, 1,001,464 shares outstanding of the issuer's Class A preferred stock, $.01 par value and 2,000,000 shares outstanding of the issuer's Class B preferred stock, $.01 par value.

                             DYNAMOTION/ATI CORP.


                              TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I   FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                    BALANCE SHEET - MARCH 31, 1996                                        3

                    STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995                    4

                    STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995                    5

                    NOTES TO FINANCIAL STATEMENTS                                         6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                                         7

PART II  OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                       9

SIGNATURES                                                                               10

                             DYNAMOTION/ATI CORP.


PART I - ITEM 1.

                           BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1996
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                     ASSETS

CURRENT ASSETS:

  Trade accounts receivable, less allowance
    for doubtful accounts of $121                                                 $ 3,210
  Inventories (Note 1)                                                              6,184
  Other receivables                                                                    19
  Prepaid expenses and other current assets                                           131
  Note receivable - current                                                            67
                                                                                  -------
    TOTAL CURRENT ASSETS                                                            9,611

MACHINERY AND EQUIPMENT -
  Net of accumulated depreciation of $738                                           1,093

NOTE RECEIVABLE, long term                                                            177

INTANGIBLE AND OTHER ASSETS                                                           118

PATENTS - Net of accumulated amortization of $862                                   3,342
                                                                                  -------
                                                                                  $14,341
                                                                                  =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                $ 4,017
  Unfunded disbursements                                                              456
  Revolving credit facility (Note 2)                                                   76
  Current maturities of long-term debt                                                734
  Accrued commissions                                                                 736
  Accrued payroll and related expenses                                                630
  Other current liabilities                                                         1,379
                                                                                  -------
    TOTAL CURRENT LIABILITIES                                                       8,028

LONG-TERM DEBT (Note 2)                                                             2,919
                                                                                  -------
REDEEMABLE PREFERRED STOCK (Note 3)                                                 1,470
                                                                                  -------

SHAREHOLDERS' EQUITY (Notes 3 and 4):
  Convertible preferred stock, non-cumulative at
    $.44 per share, $.01 par value, liquidation preference $5.50, authorized
    2,062,500 shares, issued and outstanding
    1,001,964 shares                                                                   10
  Common stock, $.04 par value, authorized
    20,000,000 shares, issued and outstanding
    2,530,144 shares                                                                  101
  Additional paid-in capital                                                       15,191
  Common stock warrants                                                               270
  Accumulated deficit                                                             (13,648)
                                                                                  -------
    TOTAL SHAREHOLDERS' EQUITY                                                      1,924
                                                                                  -------
                                                                                  $14,341

                       SEE NOTES TO FINANCIAL STATEMENTS

                             DYNAMOTION/ATI CORP.


                      STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED
                                                                        MARCH 31, 1996     MARCH 31, 1995
                                                                        --------------     --------------
REVENUES                                                                    $ 5,271            $ 4,820

COSTS AND EXPENSES:
  Cost of sales                                                               3,773              3,570
  Selling, general and administrative expenses                                  881                969
  Research and development expenses                                             468                402
  Amortization of intangible assets                                              81                172
                                                                          ---------          ---------
    Total costs and expenses                                                  5,203              5,113
                                                                          ---------          ---------

INCOME (LOSS) FROM OPERATIONS                                                    68               (293)

  Interest expense, net                                                         160                162
                                                                          ---------          ---------
LOSS BEFORE INCOME TAX                                                          (92)              (455)
                                                                          ---------          ---------
  Income tax benefit                                                              -                (34)
                                                                          ---------          ---------
NET LOSS                                                                  $     (92)         $    (421)
                                                                          ---------          ---------

NET LOSS PER COMMON SHARE:  (Primary and Fully Diluted)

  Net loss                                                                $    (.04)         $    (.40)
                                                                          =========          =========
WEIGHTED AVERAGE SHARES OUTSTANDING                                       2,530,144          1,367,979
                                                                          =========          =========



                       SEE NOTES TO FINANCIAL STATEMENTS

                             DYNAMOTION/ATI CORP.


                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (AMOUNTS IN 000'S)

                                                                                           THREE MONTHS ENDED
                                                                                        MARCH 31,       MARCH 31,
                                                                                          1996            1995
                                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $   (92)       $  (421)

     Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization                                                    171            231
            Deferred income taxes                                                              -            (38)
            Provision for doubtful accounts                                                    -             50
     Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                       593         (1,021)
            (Increase) decrease in inventories                                               217         (1,029)
            (Increase) decrease in prepaid expenses and other assets                         (71)           (60)
            Increase (decrease) in accounts payable                                         (514)         1,139
            Increase (decrease) in accrued expenses and other liabilities                    180            207
                                                                                         -------        -------
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                             484           (942)
                                                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (73)           (61)
                                                                                         -------        -------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                          (73)           (61)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Decrease in unfunded disbursements                                               (32)             -
            Payments on revolving credit loan, net                                        (2,072)           814
            Net proceeds from issuance of redeemable preferred stock                       1,740              -
            Proceeds from note receivable                                                      6              -
            Proceeds from note payable                                                        47              -
            Principal payments on long-term debt                                             (30)           (50)
            Payment of deferred financing fees                                               (80)             -
            Proceeds from common stock issuance                                               10              -
                                                                                         -------        -------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                                         (411)           764
                                                                                         -------        -------
NET INCREASE (DECREASE) IN CASH                                                                            (239)
CASH - Beginning of period                                                                     -            259
                                                                                         -------        -------

CASH - End of period                                                                     $     -        $    20
                                                                                         =======        =======
CASH PAID DURING THE PERIOD
     Interest                                                                            $   151        $   147
                                                                                         =======        =======




                       SEE NOTES TO FINANCIAL STATEMENTS

                             DYNAMOTION/ATI CORP.



                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 1996 AND 1995



1.       BASIS OF PRESENTATION

         Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

         The accompanying unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results attained for a full fiscal year.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory balances at March 31, 1996, are as follows (in 000's):

         Raw materials      $3,205
         Work-in-progress    2,585
         Finished goods        394
                            ------
                            $6,184
                            ======


         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are excluded if their effect is anti-dilutive. The computation includes an adjustment for preferred stock dividends in 1995, and none for 1996, due to management's uncertainty regarding the payment of a preferred stock dividend for 1996.


2.       REVOLVING CREDIT FACILITY

         On March 20, 1996, the Company entered into a new loan agreement with IBJ Schroder Bank & Trust Co. ("IBJ") superseding all terms of the Company's original credit facility with IBJ (the "New Debt Facility"). The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a line of credit up to $4.5 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sublimit of $1.0 million). The second credit facility is for a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, maturity. Additional repayments are required equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at the bank's prime rate plus 1.75% on the revolver portion of the loan and at the bank's prime rate plus 2.25% on the term loan portion. The financial covenants and other affirmative and negative covenants have been amended and rewritten, and the credit agreement also restricts the payment of cash dividends to common stock holders. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and have been recorded in March 1996 and will be amortized over the three year term of the agreement. A collateral monitoring fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively.

                             DYNAMOTION/ATI CORP.


3.       REDEEMABLE PREFERRED STOCK

         On March 20, 1996, the Company issued to new investors 2,000,000 new shares of series Class B preferred stock, par value $.01, in exchange for $2,000,000. The preferred stock is entitled to receive an annual 8% cumulative dividend, payable in cash or shares of common stock at the option of the Company. Each share of preferred stock is convertible to approximately .99 shares of common stock at any time. Each holder of preferred stock will have the right to put the shares back to the Company any time after the fifth anniversary of their issuance date for cash at a price equal to the liquidation value ($1.00 per share) thereof, plus all accrued and unpaid dividends. The preferred stock will vote with the common stock as a single class on most corporate matters with each share of preferred stock entitled to the number of votes equal to the number of shares of common stock into which it is convertible. Additionally, the holders of the preferred stock are entitled to elect two members of the Board of Directors.
         The preferred stock also contains demand registration rights once converted to common stock. Approximately $260,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of the Class B preferred stock.


4.       SHAREHOLDER'S EQUITY

         On March 20, 1996, the Company issued a warrant to acquire 330,302 shares of common stock at $1.01 per share to the investors, in connection with the New Debt Facility. These warrants expire on March 20, 2001. These warrants have been valued at $270,000.

         The aforementioned common stock warrants contain anti-dilution provisions that will increase the common stock issuable upon the occurrence of certain events. The Company has also entered into an agreement to issue a warrant to acquire .538 shares of common stock for each share of common stock acquired with the warrants issued in connection with the issuance of Class B preferred stock. The warrant would provide for a purchase price equal to the weighted average price paid by the preferred stock warrant holders. The warrant is to be issued in July 1998 and expires on March 20, 2001. The agreement also contains certain acceleration clauses in the event of the sale of 50% or more of the Company's common stock.

         Additionally, in February 1996, the Company's Board of Directors approved the conversion of approximately $231,000 in payables to 123,733 common stock shares at a rate of $1.87 per share, the current market value at the time of the conversion. In April 1996, 41,826 of the 123,733 shares have been issued, with the remaining portion of the shares unissued, due to renewed negotiations regarding conversion of the payable balances due.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Total revenues for the quarter ended March 31, 1996 were $5.3 million, compared to total revenues of $4.8 million for the corresponding period in 1995. Total machine revenues for the 1996 quarter were $4.3 million , compared to $4.1 million for the corresponding period in 1995. The machine revenue increase of 5% is primarily attributable to product mix, indicative of units sold with a higher sales price. Currently, the printed circuit board industry is experiencing a worldwide slowdown in demand, therefore, the Company is expecting a decrease in revenue for the second quarter, as compared to the first quarter of 1996. No assurances can be given that the industry demand will accelerate in the near future. Field service revenue, which includes parts sales and repairs and maintenance sales, was $1.0 million for the 1996 quarter, compared to $700,000 for the corresponding period in 1995. The 43% revenue increase is primarily attributable to an increase in spare parts sales.

         Cost of sales remained comparable for the quarters ended March 31, 1996 and 1995 at $3.8 million, or 72% of revenues, and $3.6 million, or 74% of revenues, respectively. Decreasing the cost of sales percentage in 1996 is contingent upon product mix, prices and successful execution of the Company's plans to improve manufacturing efficiencies. In response to the aforementioned industry slowdown, in April 1996, the Company reduced its workforce by approximately 10% in an attempt to achieve better margins at current or reduced sales levels.

                             DYNAMOTION/ATI CORP.


         Selling, general and administrative expenses for the quarter ended March 31, 1996 were $881,000, or 17% of revenues, compared to $969,000, or 20% of revenues for the corresponding period in 1995. Selling, general and administrative expenses decreased 9% in absolute dollars from the corresponding period in 1995, primarily due to a reduction in outside sales commission expense. Machine sales in the first quarter of 1996 were done primarily through in-house sales representatives at lower commission percentages. On March 20, 1996, the Company entered into a five year agreement with Emptor Capital, a New Jersey investment firm, whereby consulting and advisory services in the areas of finance, business management, marketing and general management will be provided for the quarterly fee of three-tenths of one percent of the Company's net revenues.

         Research and development expenses for the quarter ended March 31, 1996 were $468,000, or 9% of revenues, compared to $402,000, or 8% of revenues for the corresponding period in 1995. The increase in research and development expenses of $66,000 is primarily attributable to the development of two new product lines, which are expected to be introduced in the future.

         Amortization of intangible assets for the quarter ended March 31, 1996 was $81,000, compared to $172,000 for the corresponding period in 1995. The $91,000 decrease is primarily due to the elimination of amortization for goodwill written-off in June 1995 and the elimination of deferred financing costs written-off in December 1995 for prior loan agreements. Amortization expense is expected to increase during 1996 as a result of the recording of approximately $80,000 of loan origination fees related to the New Debt Facility.


         Interest expense remained comparable at $160,000 for the quarter ended March 31, 1996, compared to $162,000 for the corresponding period in 1995. At least in the short term, interest expense is expected to decrease slightly as a result of the $2,000,000 equity infusion in March 1996, which aided in reducing the revolving credit facility balance.

         For the reasons set forth above, the Company incurred a net loss for the quarter ended March 31, 1996, of $92,000, compared to a net loss of $421,000 for the comparable period in 1995.


LIQUIDITY AND CAPITAL RESOURCES


         On March 20, 1996, the Company entered into the New Debt Facility with IBJ, superseding all terms of the original credit facility. The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a revolving line of credit up to $4.5 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sublimit of $1.0 million). The second credit facility is a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, maturity. Additional repayments are required equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. The financial covenants and other affirmative and negative covenants have been amended and rewritten. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and have been recorded in March 1996. A collateral evaluation fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively. As of March 31, 1996, the Company had approximately $2.5 million of availability provided by the New Debt Facility.

         Concurrent with the aforementioned agreement, on March 20, 1996, the Company issued to new investors 2,000,000 shares of its newly created series Class B cumulative convertible preferred stock for a total price of $2.0 million. The 2,000,000 preferred shares convert into approximately 30% of the Company's common stock on a diluted basis. Approximately $260,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of the Class B preferred stock. The net proceeds were applied against the outstanding indebtedness under the Company's New Debt Facility.

                             DYNAMOTION/ATI CORP.


         So long as any of the Class B preferred shares are outstanding, the Company may not declare or pay any dividends or distributions on, or acquire, any shares of any class or series of its capital stock having rights with respect to dividends or upon liquidation that are junior to those of the Class B preferred shares unless all accrued and payable Class B dividends have been paid or declared. The Class B preferred stock purchase agreement prohibits the Company from issuing, selling or otherwise disposing of any shares of its capital stock or securities convertible or exchangeable or exercisable for shares of its capital stock for three years after March 20, 1996, without the prior written approval of the investor, if such action could cause the Company to undergo an "ownership change" as defined in Section 382 of the Internal Revenue Code.

         In addition, in connection with such investment, the Company entered into a consulting agreement, with the aforementioned investors, pursuant to which the Company pays the consultant a quarterly fee equal to three-tenths of one percent of the Company's net revenues for each fiscal quarter until termination of the consulting agreement, which expires in 2001.

         The Company's primary needs for liquidity have been cash used in operating activities, capital expenditures and debt service requirements. The future needs for operations will depend significantly on the Company's sales levels which, as previously mentioned, are expected to decrease, at a minimum, in the short term from the first quarter of 1996.

         Capital expenditures are expected to continue at similar levels to the past few years. The revised terms of the IBJ credit agreement, along with the new terms of other long term debt arrangements, require principal payments in 1996 totaling $582,000, which is higher than those required in 1995.

         Although no assurances can be given, the Company believes its sources of capital will be adequate, assuming sales levels are comparable to the past twelve months, to meet its needs in 1996.


PART II  OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)    EXHIBITS

                        27.      Financial data schedule.

         (b)     REPORTS ON FORM 8-K

                        None.

                             DYNAMOTION/ATI CORP.


                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DYNAMOTION/ATI CORP.



Date:  May 14, 1996                              By:  /S/ Jon R. Hopper
                                                      -----------------------
                                                      Jon R. Hopper
                                                      President and
                                                      Chief Executive Officer


Date:  May 14, 1996                               By: /S/ Kirk A. Waldron
                                                      -----------------------
                                                      Kirk A. Waldron
                                                      Chief Financial Officer



Date:  May 14, 1996                               By: /S/ Cindy Mason
                                                      ------------------------
                                                      Cindy Mason
                                                      Controller and
                                                      Chief Accounting Officer