Form 10QSB
period 1996-06-30
DYNAMOTION/ATI CORP
filed 1996-08-14
CIK 850808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE TRANSITION PERIOD FROM ___________ TO  _______________


                       Commission file number    0-19143
                                                 -------



                              DYNAMOTION/ATI CORP.
- ------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


          NEW YORK                                      93-1192354
- -------------------------------           ------------------------------------
(State or Other Jurisdiction of           (IRS Employer Identification Number)
 Incorporation or Organization)


                   1639  E. EDINGER AVE., SANTA ANA, CA 92705
- -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (714) 541-4818
- -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)





Indicate by a check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                No
                              --------                 --------


As of August 5, 1996, there were 2,808,468 shares outstanding of the issuer's common stock, $.04 par value, 971,364 shares outstanding of the issuer's Class A preferred stock, $.01 par value and 2,250,000 shares outstanding of the issuer's Class B preferred stock, $.01 par value.

                              DYNAMOTION/ATI CORP.

                               TABLE OF CONTENTS




                                                                                                      PAGE
                                                                                                      ----
PART I       FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                       BALANCE SHEET - JUNE 30, 1996                                                     3

                       STATEMENTS OF OPERATIONS
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995                       4

                       STATEMENTS OF CASH FLOWS
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30 ,1996 AND 1995                       5

                       NOTES TO FINANCIAL STATEMENTS                                                     6

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS                                                                     8

PART II      OTHER INFORMATION

             ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                 11

SIGNATURES                                                                                              12

                              DYNAMOTION/ATI CORP.


PART I - ITEM 1.
                           BALANCE SHEET (UNAUDITED)
                                 JUNE 30, 1996
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Trade accounts receivable, less allowance
    for doubtful accounts of $121                                    $  4,535
  Inventories (Note 1)                                                  6,514
  Prepaid expenses and other current assets                               217
  Note receivable - current                                                75
                                                                     --------

    TOTAL CURRENT ASSETS                                               11,341

MACHINERY AND EQUIPMENT -
  Net of accumulated depreciation of $819                               1,101

NOTE RECEIVABLE - Long term                                               170

INTANGIBLE AND OTHER ASSETS                                               127

PATENTS - Net of accumulated amortization of $943                       3,261
                                                                     --------
                                                                     $ 16,000
                                                                     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                   $  4,089
  Unfunded disbursements                                                  247
  Revolving credit facility (Note 2)                                    3,854
  Current maturities of long-term debt (Note 3)                           778
  Accrued commissions                                                     572
  Accrued payroll and related expenses                                    524
  Other current liabilities                                               651
  Note payable to bank (Note 2)                                         2,032
                                                                     --------
    TOTAL CURRENT LIABILITIES                                          12,747

LONG-TERM DEBT (Notes 2 and 3)                                            739
                                                                     --------

REDEEMABLE PREFERRED STOCK (Note 4)                                     1,531
                                                                     --------

SHAREHOLDERS' EQUITY (Notes 4 and 5):
  Convertible preferred stock, non-cumulative at
    $.44 per share, $.01 par value, liquidation
    preference $5.50, authorized 2,062,500 shares,
    issued and outstanding 975,264 shares                                  10
  Common stock, $.04 par value, authorized
    20,000,000 shares, issued and outstanding
    2,804,494 shares                                                      112
  Additional paid-in capital                                           15,661
  Common stock warrants                                                   270
  Accumulated deficit                                                 (15,070)
                                                                     --------
    TOTAL SHAREHOLDERS' EQUITY                                            983
                                                                     --------
                                                                     $ 16,000
                                                                     ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.



               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN 000'S, EXCEPT PER SHARE INFORMATION)




                                                            Three Months Ended                         Six Months Ended
                                                     June 30,1996         June 30,1995        June 30,1996         June 30,1995
                                                     ------------         ------------        ------------         ------------
REVENUES                                               $   3,677           $    3,901           $    8,948           $    8,721

COSTS AND EXPENSES:
    Cost of sales                                          3,036                4,024                6,809                7,594
    Inventory write-down                                       -                  600                    -                  600
    Selling, general and administrative
      expenses                                               899                  873                1,780                1,842
    Research and development expenses                        437                  301                  905                  703
    Amortization of intangible assets                         88                  156                  169                  328
    Goodwill write-off                                         -                3,517                    -                3,517
                                                      ----------           ----------           ----------           ----------

        Total costs and expenses                           4,460                9,471                9,663               14,584
                                                      ----------           ----------           ----------           ----------

LOSS FROM OPERATIONS                                        (783)              (5,570)                (715)              (5,863)

INTEREST EXPENSE, NET                                        170                  159                  330                  321
                                                      ----------           ----------           ----------           ----------

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX                                       (953)              (5,729)              (1,045)              (6,184)
                                                      ----------           ----------           ----------           ----------

INCOME TAX BENEFIT                                             -                   32                    -                   66
                                                      ----------           ----------           ----------           ----------

LOSS FROM CONTINUING OPERATIONS                             (953)              (5,697)              (1,045)              (6,118)
                                                      ----------           ----------           ----------           ----------

LOSS FROM DISCONTINUED OPERATIONS                              -                   50                    -                   50
                                                      ----------           ----------           ----------           ----------

NET LOSS                                              $     (953)           $  (5,747)           $  (1,045)           $  (6,168)
                                                      ==========            =========            =========            =========

NET LOSS PER COMMON SHARE:
    (Primary and fully diluted)
    Loss from continuing operations                   $     (.37)          $    (3.80)          $     (.42)          $    (4.39)
    Loss from discontinued operations                 $       -            $     (.04)          $        -           $     (.04)
                                                      ----------           ----------           ----------           ----------
    Net loss                                          $     (.37)          $    (3.84)          $     (.42)          $    (4.43)
                                                      ==========           ==========           ==========           ==========

WEIGHTED AVERAGE COMMON SHARES
    USED IN COMPUTATION:
    Primary and fully diluted                          2,746,730            1,529,014            2,639,251            1,449,529
                                                      ==========           ==========           ==========           ==========




                       SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.



                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (AMOUNTS IN 000'S)


                                                                                               SIX MONTHS ENDED
                                                                                         JUNE 30,             JUNE 30,
                                                                                           1996                 1995
                                                                                        ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                        $(1,045)              $(6,168)

         Adjustments to reconcile net loss to net
            cash used in operating activities:
               Depreciation and amortization                                                 342                   432
               Deferred income taxes                                                           -                   (66)
               Loss on sale of equipment                                                       -                     7
               Goodwill write-off                                                              -                 3,517
               Inventory writedown                                                             -                   600
               Reserve for discounted operations                                               -                   350
               Provision for doubtful accounts                                                 -                    50
         Changes in operating assets and liabilities:
               (Increase) decrease in accounts receivable                                   (732)                  667
               (Increase) decrease in inventories                                           (113)                 (514)
               (Increase) decrease in prepaid expenses and other assets                     (141)                 (135)
               Increase (decrease) in accounts payable                                      (442)                  998
               Increase (decrease) in accrued expenses and other liabilities                (740)                 (176)
                                                                                        --------               -------

NET CASH (USED) IN OPERATING ACTIVITIES                                                   (2,871)                 (438)
                                                                                        --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                               (163)                  (60)
                                                                                        --------               -------
NET CASH (USED) IN INVESTING ACTIVITIES                                                     (163)                  (60)

CASH FLOWS FROM FINANCING ACTIVITIES:
               Increase (decrease) in unfunded disbursements                                (241)                  190
               Proceeds on revolving credit loan, net                                      1,706                    95
               Net proceeds from issuance of redeemable preferred stock                    1,734                     -
               Proceeds from note receivable                                                   6                     5
               Proceeds from note payable                                                    133                     -
               Principal payments on long-term debt                                         (221)                  (51)
               Payment of deferred financing fees                                            (93)                    -
               Proceeds from common stock issuance                                            10                     -
                                                                                        --------               -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  3,034                   239
                                                                                        --------               -------

NET INCREASE (DECREASE) IN CASH                                                                -                  (259)
CASH - Beginning of period                                                                     -                   259
                                                                                        --------               -------

CASH - End of period                                                                    $      -               $     -
                                                                                        ========               =======

CASH PAID DURING THE PERIOD
         Interest                                                                       $    304               $   275
                                                                                        ========               =======


                       SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



1.       BASIS OF PRESENTATION
         ---------------------

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

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory balances at June 30, 1996, are as follows (in 000's):

         Raw materials                      $3,200
         Work-in-progress                    2,165
         Finished goods                      1,149
                                            ------
                                            $6,514
                                            ======


         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are excluded if their effect is anti-dilutive. The computation includes an adjustment for Class A preferred stock dividends in 1995, and none for 1996, due to management's uncertainty regarding the payment of a preferred stock dividend for 1996. Class B preferred stock dividends and accretion of stock issuance costs are included in earnings per share for 1996.


2.       REVOLVING CREDIT FACILITY
         -------------------------

         On March 20, 1996, the Company entered into a new debt facility with IBJ Schroder Bank and Trust Company ("IBJ"), superseding all terms of the original credit facility with IBJ ("New Debt Facility"). The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a revolving line of credit up to $4.5 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sub-limit of $1.0 million). The second credit facility is a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, the date of maturity. Additional repayments are required equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. As of June 30, 1996 the Company's outstanding indebtedness under the line of credit and term loan was approximately $3.9 million and $2.4 million, respectively. As of June 30, 1996, the Company had approximately $104,000 of availability provided by the New Debt Facility. As of the date of this filing, the Company is in an overdraft position of approximately $200,000 and is in violation of certain financial loan covenants contained in the New Debt Facility. Although the Company is in violation of its covenants and although no assurances can be given, management believes there is a strong likelihood that IBJ will not attempt to accelerate payment on the New Debt Facility in the near term. If a default is declared and demand is made for payment, the Company would not be able to meet such demand. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and were recorded in March 1996. A collateral evaluation fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively.

                              DYNAMOTION/ATI CORP.


3.       NOTE PAYABLE
         ------------

         In May 1996, $86,055 of payables to the former chairman of the Company's Board of Directors was converted to a note payable in twenty-four monthly installments of approximately $3,900 beginning June 1996 and bearing interest at 7.3%.

4.       REDEEMABLE PREFERRED STOCK
         --------------------------

         On March 20, 1996, the Company issued to new investors 2,000,000 new shares of series Class B cumulative convertible preferred stock, par value $.01, in exchange for $2,000,000. The preferred stock is entitled to receive an annual 8% cumulative dividend, payable in cash or shares of common stock at the option of the Company. As of June 30, 1996, approximately $40,000 has been transferred from accumulated deficit into redeemable preferred stock. Each share of preferred stock is convertible to approximately .99 shares of common stock at any time. Each holder of preferred stock will have the right to put the shares back to the Company any time after the fifth anniversary of their issuance date for cash at a price equal to the liquidation value ($1.00 per share) thereof, plus all accrued and unpaid dividends. The preferred stock will vote with the common stock as a single class on most corporate matters with each share of preferred stock entitled to the number of votes equal to the number of shares of common stock into which it is convertible. Additionally, the holders of the preferred stock are entitled to elect two members of the Board of Directors and have the right to approve certain transactions. The preferred stock also contains demand registration rights once converted to common stock. Approximately $266,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of the Class B preferred stock. As of June 30,1996, approximately $27,000 of the previously mentioned costs were accreted and added to the balance of the redeemable preferred stock.

5.       SHAREHOLDER'S EQUITY
         --------------------

         On March 20, 1996, the Company issued a warrant to acquire 330,302 shares of common stock at $1.01 per share to the investors, in connection with the New Debt Facility. These warrants expire on March 20, 2001. These warrants have been valued at $270,000.

         The aforementioned common stock warrants contain anti-dilution provisions that will increase the common stock issuable upon the occurrence of certain events. The Company has also entered into an agreement to issue to the new investors a warrant to acquire .538 shares of common stock for each share of common stock acquired with the warrants issued in connection with the Company's 1993 issuance of Class A preferred stock. The warrant would provide for a purchase price equal to the weighted average price paid by the Class A preferred stock warrant holders. The new warrant is to be issued in July 1998 and expires on March 20, 2001. The agreement also contains certain acceleration clauses in the event of the sale of 50% or more of the Company's common stock.

         In April 1996, $78,216 of payables were converted to 41,826 common stock shares at a rate of $1.87 per share, the current market value at the time of the conversion.

6.       SUBSEQUENT EVENTS
         -----------------

         In July 1996, the Company issued 250,000 shares in a private placement of its series B cumulative convertible preferred stock for a total price of $250,000. The shares are pari passu with the original issuance of series B shares on March 20, 1996 with the following exceptions (i) the shares have no demand registration rights and (ii) the piggyback registration rights associated with such shares are subordinate to the rights of the other shares of such preferred stock. The net proceeds of the private placement were applied against the outstanding indebtedness under the Company's New Debt Facility.

         Also in July 1996, the Company entered into a nonbinding letter of intent with a third party to sell the assets and inventory used in connection with its ATI router product line. The transaction is subject to the negotiation and execution of definitive documents and no assurances can be given that definitive documents will be executed and that the sale will be consummated. If completed, the sale of the ATI router product line is expected to have a nominal impact on net income. Through June 30, 1996, the ATI router product line provided $1.4 million of

                              DYNAMOTION/ATI CORP.


         machine revenue and approximately $810,000 of field service sales, parts, and repair revenue. Approximately $1.0 million of raw material inventory and approximately $730,000 of finished goods inventory are represented on the balance sheet from the ATI router product line.

         In August 1996, the Company entered into a $9.1 million purchase commitment with a significant customer. The purchase commitment calls for machine shipments in several different product lines to be delivered throughout the next fifteen months.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, and other risks detailed in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS
- ---------------------

         THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
         ----------------------------------------------------------------

         Total revenues for the quarter ended June 30, 1996 were $3.7 million, compared to total revenues of $3.9 million for the corresponding period in 1995. Total revenues from the sale of drilling and routing machines for the quarter ended June 30,1996 were $2.9 million, compared to $3.1 million for the corresponding period in 1995. The machine revenue decrease of 6% is primarily attributable to a decrease in unit volume. The 1996 second quarter revenue drop reflects a decrease in demand due to the slowdown in the worldwide printed
         circuit board industry.   No assurances can be given that the industry
         demand will accelerate in the near future. Notwithstanding the fact that in August 1996 the Company received a $9.1 million purchase commitment with a significant customer, the Company expects that third quarter revenue will be approximately comparable to second quarter revenue. In response to the slowdown in demand, the Company has reduced production of its ATI router product line to enable the Company to focus resources on the Company's higher margin, more technologically advanced products. Field service revenue, which includes parts sales and repairs and maintenance sales, was $822,000 for the 1996 quarter, compared to $720,000 for the corresponding period in 1995. The 14% revenue increase is primarily attributable to an increase in warranty revenue. A portion of machine revenue is deferred at the time a machine is sold and is recognized as warranty revenue over the twelve month warranty period of the machine. Therefore, the increase in warranty revenue is the result of a greater number of machines being sold in prior periods.

         Cost of sales for the quarter ended June 30, 1996 was $3.0 million, or 83% of revenues, compared to $4.0 million, or 103% of revenues for the corresponding period in 1995. The cost of sales decrease is due primarily to an inventory adjustment recorded in June 1995. However, the cost of sales percentage for the second quarter of 1996 remains high primarily due to the sale of several machines at low margins in addition to the sale of two engineering prototype machines at negative margins. In response to the industry slowdown, in April and June of 1996, the Company reduced its workforce by approximately, 10% and 20%, respectively, in an attempt to lower costs. A significant portion of the June workforce reduction were employees related to the ATI router product line, which as previously mentioned, has undergone a reduced production schedule.

         Selling, general and administrative expenses for the quarter ended June 30, 1996 and 1995 were approximately comparable at $899,000, or 24% of revenues, and $873,000, or 22% of revenues, respectively.

         Research and development expenses for the quarter ended June 30, 1996 were $437,000, or 12% of revenues, compared to $301,000, or 8% of revenues for the corresponding period in 1995. The increase in research and development expenses of $136,000 is primarily attributable to an increase in salaries and wages and research and development materials related to the development of two new product lines, which are expected to be introduced in the future. Additionally, depreciation expense has increased approximately $26,000 related to the addition of a testing machine to fixed assets.

                              DYNAMOTION/ATI CORP.




         Amortization of intangible assets for the quarter ended June 30, 1996 was $88,000, compared to $156,000 for the corresponding period in 1995. The $67,000 decrease is primarily due to the elimination of amortization for $3.5 million of goodwill written-off in June 1995.


         Interest expense was $170,000 for the quarter ended June 30, 1996, compared to $159,000 for the corresponding period in 1995. The increase in interest expense is a result of the increase in the Company's outstanding indebtedness under the revolving credit facility from approximately $3.9 million on June 30, 1995 to $6.3 million on June 30, 1996 under the New Debt Facility which includes the $2.5 million term loan. The higher bank level is the result of funding working capital needs, including the build-up of finished goods due to revenue levels which were significantly below the Company's expectations. In addition, the Company has experienced delays in the collection of several large trade receivables. The Company is actively engaged in collection efforts and believes a portion of the delay in collections will be resolved in the third quarter of 1996. However, bank debt level and interest expense are expected to remain relatively high through the third quarter of 1996.

         For the reasons set forth above, the Company incurred a net loss for the quarter ended June 30, 1996, of $953,000 compared to a net loss of $5.7 million for the comparable period in 1995.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO  SIX MONTHS ENDED JUNE 30, 1995
- ---------------------------------------------------------------------------

         Total revenues remained approximately comparable for the six months ended June 30, 1996 and 1995 at $8.9 million, and $8.7 million, respectively. Total revenues from the sale of drilling and routing machines were $7.1 million, compared to $7.2 million for the corresponding period in 1995. Although total revenue in 1996 remains approximately comparable to the corresponding period in 1995, the revenue levels achieved were significantly below the Company's expectations due to the slowdown in demand in the worldwide printed circuit board industry. No assurances can be given that the industry demand will accelerate in the near future. Notwithstanding the fact that in August 1996 the Company received a $9.1 million purchase commitment with a significant customer, the Company expects that third quarter revenue will be approximately comparable to second quarter revenue. In response to the slowdown in demand, the Company has reduced production of its ATI router product line to enable the Company to focus resources on the Company's higher margin, more technologically advanced products. Field service revenue, which includes parts sales and repairs and maintenance sales, were $1.8 million for the six months ended June 30, 1996, compared to $1.5 million for the corresponding period in 1995. The 20% revenue increase is attributable to an increase in both warranty revenue and parts and service revenue.

         Cost of sales for the six months ended June 30, 1996 was $6.8 million, or 76% of revenues, compared to $7.6 million, or 87% of revenues for the corresponding period in 1995. The cost of sales decrease is due primarily to an inventory adjustment recorded in June 1995. However, the cost of sales percentage for 1996 remains high primarily due to the sale of several machines at low margins including the sale of two engineering prototype machines at negative margins. Decreasing the cost of sales percentage in 1996 is contingent upon product mixes, prices and successful execution of the Company's plans to improve manufacturing efficiencies. In response to the industry slowdown, in April and June of 1996, the Company reduced its workforce by approximately, 10% and 20%, respectively, in an attempt to achieve better margins at current or reduced sales levels. A significant portion of the June workforce reduction were employees related to the ATI router product line, which as previously noted, has undergone a reduced production schedule.

         Selling, general and administrative expenses for the six months ended June 30, 1996 and 1995 were approximately comparable at $1.8 million, or 21% of revenues.

         Research and development expenses for the six months ended June 30, 1996 was $905,000, or 10% of revenues, compared to $703,000, or 8% of revenues for the corresponding period in 1995. The increase in research and development expenses of $202,000 is primarily attributable to an increase in and research and development materials related to the development of two new product lines, which are expected to be introduced in the future. Additionally, depreciation expense has increased approximately $45,000 related to the addition of a testing machine to fixed assets.

                              DYNAMOTION/ATI CORP.




         Amortization of intangible assets for the six months ended June 30, 1996 was $169,000, compared to $328,000 for the corresponding period in 1995. The $159,000 decrease is primarily due to the elimination of amortization for $3.5 million of goodwill written-off in June 1995.

         Interest expense was $330,000 for the six months ended June 30, 1996, compared to $321,000 for the corresponding period in 1995. The increase in interest expense is a result of the increase in the Company's outstanding indebtedness under the revolving credit facility from approximately $3.9 million on June 30, 1995 to $6.3 million on June 30, 1996 under the New Debt Facility which includes the $2.5 million term loan. The higher bank level is the result of funding working capital needs, including the build-up of finished goods due to revenue levels which were significantly below the Company's expectations. In addition, the Company has experienced delays in the collection of several large trade receivables. The Company is actively engaged in collection efforts and believes a portion of the delay in collections will be resolved in the third quarter of 1996. However, the bank debt level and interest expense are expected to remain relatively higher through the third quarter of 1996.

         For the reasons set forth above, the Company incurred a net loss for the six months ended June 30, 1996, of $1 million compared to a net loss of $6.1 million for the comparable period in 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         On March 20, 1996, the Company entered into the New Debt Facility with IBJ, superseding all terms of the original credit facility. The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a revolving line of credit up to $4.5 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sublimit of $1.0 million). The second credit facility is a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, the date of the maturity. Additional repayments are required equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. As of June 30, 1996 the Company's outstanding indebtedness under the line of credit and term loan was approximately $3.9 million and $2.4 million, respectively. As of June 30, 1996, the Company had approximately $104,000 of availability provided by the New Debt Facility. As of the date of this filing, the Company is in an overdraft position of approximately $200,00 and is in violation of certain financial loan covenants contained in the New Debt Facility. Although the Company is in violation of its covenants and although no assurances can be given, management believes there is a strong likelihood that IBJ will not attempt to accelerate payment on the New Debt Facility in the near future. If a default is declared and demand is made for payment, the Company would not be able to meet such demand. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and have been recorded in March 1996. A collateral evaluation fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively.

         Concurrent with the aforementioned agreement, on March 20, 1996, the Company issued to new investors 2,000,000 shares of its newly created series Class B cumulative convertible preferred stock for a total price of $2.0 million. The 2,000,000 preferred shares convert into approximately 30% of the Company's common stock on a diluted basis. Approximately $266,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of the Class B preferred stock. The net proceeds were applied against the outstanding indebtedness under the Company's New Debt Facility.

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

                              DYNAMOTION/ATI CORP.




         In addition, in connection with such investment, the Company entered into a consulting agreement, with the aforementioned investors, pursuant to which the Company pays the consultant a quarterly fee equal to three-tenths of one percent of the Company's net revenues for each fiscal quarter until termination of the consulting agreement, which expires in 2001. As of June 30, 1996, approximately $11,000 of management fees have been accrued.

         As of June 30, 1996 the Company's outstanding indebtedness under the New Credit Facility increased to $6.3 million from $2.6 million on March 31, 1996. The higher bank debt level is primarily attributable to two factors: 1) second quarter revenue and earnings were significantly below management projections and 2) delays in the collection of several large trade receivables. The Company has also significantly reduced the production of machines built to stock. The Company currently has a high finished goods balance that has significantly contributed to the higher bank debt level.

         The delays in the collection of several large receivables is primarily due to several customers experiencing cash flow problems. The Company is actively engaged in collection efforts and believes a significant portion of the delay in collections of accounts receivable will be resolved within the third quarter of 1996.

         Although no assurances can be given and assuming that no demand for payment is made under the Company's New Debt Facility, the Company believes its sources of capital will be adequate to support operations through 1996, assuming third and fourth quarter revenue does do not drop below present sales levels and the Company resolves the collection issues on the aforementioned receivables.

         OTHER MATTERS
         -------------

         In July 1996, the Company issued 250,000 shares in a private placement of its series B cumulative convertible preferred stock for a total price of $250,000. The shares are pari passu with the original issuance of series B shares on March 20, 1996 with the following exceptions (i) the shares have no demand registration rights and (ii) the piggyback registration rights associated with such shares are subordinate to the rights of the other shares of such preferred stock. The net proceeds of the private placement were applied against the outstanding indebtedness under the Company's New Debt Facility.

         Also in July 1996, the Company entered into a nonbinding letter of intent with a third party to sell the assets and inventory used in connection with its ATI router product line. The transaction is subject to the negotiation and execution of definitive documents and no assurances can be given that definitive documents will be executed and that the sale will be consummated. If completed, the sale of the ATI router product line is expected to have a nominal impact on net income. Through June 30, 1996, the ATI router product line provided $1.4 million of machine revenue and approximately $810,000 of field service sales, parts, and repair revenue. Approximately $1.0 million of raw material inventory and approximately $730,000 of finished goods inventory are represented on the balance sheet from the ATI router product line.

         In August 1996, the Company entered into a $9.1 million purchase commitment with a significant customer. The purchase commitment calls for machine shipments in several different product lines to be delivered throughout the next fifteen months.



PART II  OTHER INFORMATION
         -----------------

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------

                 (a)      EXHIBITS

                          27.      Financial data schedule.

                 (b)      REPORTS ON FORM 8-K

                          None

                              DYNAMOTION/ATI CORP.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DYNAMOTION/ATI CORP.



Date:  August 13, 1996                  By:  /s/ Jon R. Hopper
                                            -----------------------------------
                                            Jon R. Hopper
                                            President and
                                            Chief Executive Officer


Date:  August 13, 1996                  By:  /s/ Kirk A. Waldron
                                             ----------------------------------
                                             Kirk A. Waldron
                                             Chief Financial Officer and
                                             Chief Accounting Officer