Form 10QSB
period 1996-09-30
DYNAMOTION/ATI CORP
filed 1996-11-14
CIK 850808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number     0-19143
                           -------

                              DYNAMOTION/ATI CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         NEW YORK                                         93-1192354
         --------                                         ----------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                    1639 E. EDINGER AVE., SANTA ANA, CA 92705
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (714) 541-4818
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by a check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes /X/ No / /

As of November 6, 1996, there were 2,826,896 shares outstanding of the issuer's common stock, $.04 par value, 953,279 shares outstanding of the issuer's Class A preferred stock, $.01 par value and 2,250,000 shares outstanding of the issuer's Class B preferred stock, $.01 par value.

                              DYNAMOTION/ATI CORP.

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I        FINANCIAL INFORMATION

              ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                         BALANCE SHEET - SEPTEMBER 30, 1996                                      3

                         STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995       4

                         STATEMENTS OF CASH FLOWS
                           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995       5

                         NOTES TO FINANCIAL STATEMENTS                                           6

              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS                                                           9

PART II       OTHER INFORMATION

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                       14

SIGNATURES                                                                                      15

                              DYNAMOTION/ATI CORP.

PART I - ITEM 1.

                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1996
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                     ASSETS
CURRENT ASSETS:
   Trade accounts receivable, less allowance
     for doubtful accounts of $168                                                 $  3,993
   Inventories (Note 1)                                                               4,636
   Prepaid expenses and other current assets                                            102
   Note receivable - current (Note 6)                                                   620
                                                                                   --------
     TOTAL CURRENT ASSETS                                                             9,351
MACHINERY AND EQUIPMENT -
   Net of accumulated depreciation of $790                                              654
NOTE RECEIVABLE - Long term (Note 6)                                                    722
INTANGIBLE AND OTHER ASSETS                                                             111
PATENTS - Net of accumulated amortization of $1,024                                   3,180
                                                                                   --------
                                                                                   $ 14,018
                                                                                   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                $  3,610
   Unfunded disbursements                                                               287
   Revolving credit facility (Note 2)                                                 3,297
   Current maturities of long-term debt (Note 3)                                        970
   Accrued commissions                                                                  488
   Accrued payroll and related expenses                                                 534
   Other current liabilities                                                          1,044
   Note payable to bank (Note 2)                                                      1,596
                                                                                   --------
     TOTAL CURRENT LIABILITIES                                                       11,826
LONG-TERM DEBT (Note 3)                                                                 565
REDEEMABLE PREFERRED STOCK (Note 4)                                                   1,852
SHAREHOLDERS' EQUITY (Notes 4 and 5):
   Convertible preferred stock, non-cumulative at
     $.44 per share, $.01 par value, liquidation preference $5.50, authorized
     2,062,500 shares, issued and outstanding
     954,479 shares                                                                      10
   Common stock, $.04 par value, authorized
     20,000,000 shares, issued and outstanding
     2,825,674 shares                                                                   113
   Additional paid-in capital                                                        15,657
   Common stock warrants                                                                270
   Accumulated deficit                                                              (16,275)
                                                                                   --------
     TOTAL SHAREHOLDERS' EQUITY                                                        (225)
                                                                                   --------
                                                                                   $ 14,018
                                                                                   ========

                        SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN 000'S, EXCEPT PER SHARE INFORMATION)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPT. 30, 1996   SEPT. 30, 1995  SEPT. 30, 1996  SEPT. 30, 1995
                                             --------------   --------------  --------------  --------------
REVENUES                                        $  3,331       $  5,182        $ 12,279       $ 13,903
COSTS AND EXPENSES:
     Cost of sales                                 2,637          3,704           9,446         11,298
     Inventory write-down                             --             --              --            600
     Selling, general and administrative
     expenses                                      1,065          1,127           2,845          2,969
     Research and development expenses               479            313           1,384          1,016
     Amortization of intangible assets                89            115             258            443
     (Gain) on sale of division and assets           (45)            --             (45)            --
     Goodwill write-off                               --             --              --          3,517
                                                --------       --------        --------       --------
         Total costs and expenses                  4,225          5,259          13,888         19,843
                                                --------       --------        --------       --------
LOSS FROM OPERATIONS                                (894)           (77)         (1,609)        (5,940)
INTEREST EXPENSE, NET                                244            146             574            467
                                                --------       --------        --------       --------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX BENEFIT                    (1,138)          (223)         (2,183)        (6,407)
                                                --------       --------        --------       --------
INCOME TAX BENEFIT                                    --             32              --             98
                                                --------       --------        --------       --------
LOSS FROM CONTINUING OPERATIONS                   (1,138)          (191)         (2,183)        (6,309)
                                                --------       --------        --------       --------
LOSS FROM DISCONTINUED
     OPERATIONS                                       --             --              --             50
                                                --------       --------        --------       --------
NET LOSS                                        $ (1,138)      $   (191)       $ (2,183)      $ (6,359)
                                                ========       ========        ========       ========
NET LOSS PER COMMON SHARE:
     (Primary and fully dilutive)
     Loss from continuing operations            $   (.43)      $   (.12)       $   (.86)      $  (3.95)
     Loss from discontinued operations                --             --              --           (.03)
                                                --------       --------        --------       --------
     Net loss                                   $   (.43)      $   (.12)       $   (.86)      $  (3.98)
                                                ========       ========        ========       ========
WEIGHTED AVERAGE COMMON SHARES
     USED IN COMPUTATION:
     Primary and fully dilutive                    2,814          1,642           2,698          1,598
                                                ========       ========        ========       ========

                        SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (AMOUNTS IN 000'S)

                                                                                      NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, SEPTEMBER 30,
                                                                                    1996          1995
                                                                                 ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                  $(2,183)      $(6,359)
         Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                          507           605
                Deferred income taxes                                                   --           (98)
                Loss on sale of equipment                                               --            13
                Goodwill write-off                                                      --         3,517
                Inventory writedown                                                     --           600
                Reserve for discounted operations                                       --           350
                Provision for doubtful accounts                                         50            36
                Gain on sales of division and assets                                   (45)           --
                Gain on extinguishment of debt                                          --           (53)
         Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                            (314)          291
                (Increase) decrease in inventories                                    (109)       (1,691)
                (Increase) decrease in prepaid expenses and other assets               (26)           17
                Increase (decrease) in accounts payable                               (177)        1,650
                Increase (decrease) in accrued expenses and other liabilities         (336)          148
                                                                                   -------       -------
NET CASH (USED) IN OPERATING ACTIVITIES                                             (2,633)         (974)
                                                                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
                Capital expenditures                                                  (163)         (212)
                Proceeds on sale of assets                                             145            40
                Proceeds on sale of division and assets                                300            --
                                                                                   -------       -------
NET CASH (USED) IN INVESTING ACTIVITIES                                                282          (172)
CASH FLOWS FROM FINANCING ACTIVITIES:
                Increase (decrease) in unfunded disbursements                         (201)          491
                Proceeds on revolving credit loan, net                               1,149           457
                Net proceeds from issuance of redeemable preferred stock             1,984            --
                Proceeds from note receivable                                            7             3
                Proceeds from issuance of note payable                                 133            --
                Principal payments on long-term debt                                  (638)          (64)
                Payment of deferred financing fees                                     (93)           --
                Proceeds from issuance of common stock                                  10            --
                                                                                   -------       -------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                           2,351           887
                                                                                   -------       -------
NET INCREASE (DECREASE) IN CASH                                                         --          (259)
CASH - Beginning of period                                                              --           259
                                                                                   -------       -------
CASH - End of period                                                               $    --       $    --
                                                                                   =======       =======
CASH PAID DURING THE PERIOD
         Interest                                                                  $   472       $   427
                                                                                   =======       =======

                        SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

1.       BASIS OF PRESENTATION

         These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory balances at September 30, 1996, are as follows (in 000's):

         Raw materials                                             $1,430
         Work-in-progress                                           2,098
         Finished goods - Dynamotion                                  404
         Finished goods - ATI routers                                 704
                                                                   ------
                                                                   $4,636
                                                                   ======

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

2.       REVOLVING CREDIT FACILITY

         On March 20, 1996, the Company entered into a new debt facility with IBJ Schroder Bank and Trust Company ("IBJ"), superseding all terms of the original credit facility with IBJ ("New Debt Facility"). The New Debt Facility provided for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a revolving line of credit up to $4.0 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sub-limit of $1.0 million). The second credit facility was a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, the date of maturity. Additionally, in August 1996 the Company made a $300,000 payment against the term loan from the proceeds of the sale of the ATI product line thereby reducing the amount due at the maturity to $666,664. Additional repayments are required equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and were recorded in March 1996. A collateral evaluation fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively. As of September 30, 1996 the Company's outstanding indebtedness under the line of credit and term loan was approximately $3.3 million and $2.0 million, respectively. As of September 30, 1996, the Company had approximately $167,000 of availability provided by the New Debt Facility. As of September 30, 1996 and through the date of this filing, the Company has been in violation of certain

                              DYNAMOTION/ATI CORP.

         financial loan covenants contained in the New Debt Facility. The Company is currently negotiating with IBJ to obtain a waiver of such covenants. Although no assurances can be given management believes that IBJ will not attempt to accelerate payment on the New Debt Facility in the near term. If a default is declared and demand is made for payment, the Company would not be able to meet such demand.

3.       NOTE PAYABLE

         In May 1996, $86,055 of payables to the former chairman of the Company's Board of Directors was converted to a note payable in twenty-four monthly installments of approximately $3,900 beginning June 1996 and bearing interest at 7.3%.

4.       REDEEMABLE PREFERRED STOCK

         On March 20, 1996, the Company issued to new investors 2,000,000 new shares of series Class B redeemable cumulative convertible preferred stock, par value $.01, in exchange for $2,000,000. The preferred stock is entitled to receive an annual 8% cumulative dividend, payable in cash or shares of common stock at the option of the Company. As of September 30, 1996, approximately $85,000 has been transferred from accumulated deficit into redeemable preferred stock as a result of accretion. Each share of preferred stock is convertible into approximately .99 shares of common stock at any time. Each holder of preferred stock had the right to put the shares back to the Company any time after the fifth anniversary of their issuance date for cash at a price equal to the liquidation value ($1.00 per share) thereof, plus all accrued and unpaid dividends. As of the date of this filing the investors have agreed in principle to relinquish control of the redemption right to the Company in return for an increase in the dividend rate. The Company is currently negotiating the final terms of this change. The pro forma information disclosed herein is as if the aforementioned agreement was signed by September 30, 1996:

                                                                                           Balance      Adjustment  Adjusted Balance
                                                                                           --------      --------      --------
              REDEEMABLE PREFERRED STOCK (Note 4)                                          $  1,852      $ (1,852)     $      0
              SHAREHOLDERS' EQUITY (Notes 4 and 5):
                Convertible preferred stock, non-cumulative at
                 $.44 per share, $.01 par value, liquidation preference $5.50, authorized
                  2,062,500 shares, issued and outstanding
                  954,479 shares                                                                 10             0            10
                Convertible preferred stock, 8% cumulative,                                       0            22            22
                  $.01 par value, issued and outstanding 2,250,000 shares
                Common stock, $.04 par value, authorized
                  20,000,000 shares, issued and outstanding
                  2,825,674 shares                                                              113             0           113
             Additional paid-in capital                                                      15,657         1,830        17,487
             Common stock warrants                                                              270             0           270
                Accumulated deficit                                                         (16,275)            0       (16,275)
                                                                                           --------      --------      --------
            TOTAL SHAREHOLDERS' EQUITY                                                     $   (225)     $      0      $  1,627
                                                                                           ========      ========      ========

         The preferred stock will vote with the common stock as a single class on most corporate matters with each share of preferred stock entitled to the number of votes equal to the number of shares of common stock into which it is convertible. Additionally, the holders of the preferred stock are entitled to elect two members of the Board of Directors and have the right to approve certain transactions. The preferred stock also contains demand registration rights once converted to common stock. Approximately $266,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of the Class B preferred stock. As of September 30,1996, approximately $54,000 of the previously mentioned costs were accreted and added to the balance of the redeemable preferred stock from accumulated deficit.

         In July 1996, the Company issued 250,000 shares in a private placement of its series Class B redeemable cumulative convertible preferred stock for a total price of $250,000. The shares are pari passu with the original issuance of series Class B shares issued on March 20, 1996 with the following exceptions (i) the shares have no demand registration rights and (ii) the piggyback registration rights associated with such shares are subordinate to the rights of the other shares of such preferred stock. The net proceeds of the private placement were applied against the outstanding indebtedness under the Company's New Debt Facility.

                              DYNAMOTION/ATI CORP.

5.       SHAREHOLDERS' EQUITY

         On March 20, 1996, the Company issued a warrant to acquire 330,302 shares of common stock at $1.01 per share to the investors, in connection with the New Debt Facility. These warrants expire on March 20, 2001 and have been valued at $270,000.

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


6.       SALE OF DIVISION AND ASSETS

         On August 20, 1996 the Company sold substantially all of the assets (other than finished goods) associated with its ATI router product line to Advanced Technologies, Inc. ("Purchaser"). The purchase price for the assets consisted of (a) $1,100,000 ($300,000 paid in cash which was applied to the Company's term loan balance under the New Debt Facility with the balance of the purchase price paid by delivery to the Company of a $800,000 promissory note (the "Note") ) and (b) the value of certain assumed liabilities. Principal under the Note is payable monthly at a rate equal to 15% of Purchaser's monthly gross revenue and interest at prime is payable quarterly with all unpaid principal and unpaid accrued interest due on December 31, 1997.

         The finished goods associated with the Company's ATI router product line will be sold to the Purchaser pursuant to the terms of a Finished Goods Agreement (the "Agreement"). Such finished goods will be sold to the Purchaser as customers agree to purchase the finished goods; provided, however, Purchaser agrees, subject to certain conditions, to purchase on December 31, 1996 all finished goods not sold to customers on or before such date (payments of these finished goods are to be made through June 30, 1997).

         Purchaser's obligation under the Note and the Agreement are secured by
         (i) a second priority security interest in all of Purchaser's assets and (ii) a second priority lien in all of the outstanding stock of Purchaser (which lien on such stock can be foreclosed upon only in the event of fraud or malfeasance). As of the date of this filing, the Purchaser is in default of the Note for lack of payment. The Company has made demand for payment. Although no assurances can be given, management believes the default will be remedied within the fourth quarter of 1996. Currently, management has not reserved for this receivable as it believes the amount to be fully collectible.

         The Company sold substantially all of the assets associated with its Production Machine Control ("PMC") division on September 30, 1996 to the Company's largest supplier (the "Buyer"). The purchase price for the assets consisted of (a) $1,000,000 ($300,000 receivable and the $700,000 balance was applied to $1.2 million of outstanding trade payables due the Buyer) and (b) the value of certain assumed liabilities. The $300,000 receivable was collected in full in October 1996. In addition, the Company agreed to pay on or before December 31, 1996 the remaining $500,000 in outstanding trade payables due to the Buyer.

         The following pro-forma information is disclosed for the current interim periods and the corresponding interim periods of the preceding fiscal year as though the aforementioned transactions occurred at the beginning of the periods;

                              DYNAMOTION/ATI CORP.

                                                            Three months ended                        Nine months ended
                                                    Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                    --------------      --------------      --------------      --------------
         Revenue                                    $ 3,287             $ 2,945             $ 9,708             $ 7,426
         Loss from Continuing Operations               (971)               (620)             (2,408)             (7,358)
         Net Loss                                      (971)               (620)             (2,408)             (7,408)
         Earnings (loss) per share
         Loss from Continuing Operations               (.37)               (.38)               (.94)              (4.61)
         Net Loss                                      (.37)               (.38)               (.94)              (4.64)

7.       MANAGEMENT PLANS

         For the nine months ended September 30, 1996 and 1995, the Company's net loss was $2.2 million and $6.4 million, respectively. Inclusive in the 1995 net loss was a $3.5 million write-off of goodwill and several charges to cost of sales primarily to slow-moving and obsolete inventory. Management attributes these losses to two main issues. First, inefficient raw material procurement resulting in inefficient production performance and greater than average cycle times. Second, revenue levels thus far achieved during 1996 have been significantly below the Company's expectations due to the slowdown in demand in the worldwide printed circuit board industry. These two issues combined with collectibility issues on several large receivables have placed a severe strain on the Company's liquidity and working capital and diverted management attention to financial matters, as well as substantially increased administrative fees and the cost of financing.

         The Company has taken actions to reduce its losses including replacement of senior management in 1996 and 1995, disposing of operations and product lines which produced negative cash flow or did not fit with the Company's long term strategies, arranging of new financing which included the New Debt Facility (Note 2), the issuance of Class B preferred stock for $2.3 million (Note 4) and reducing operating expenses, specifically, workforce reductions in April and June of 1996.

         Management believes the actions taken will allow the Company to meet its obligations assuming revenue levels do not continue to decline. However, no assurances can be given that the Company will be successful in achieving profitability or positive cash flow.

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

GENERAL

         On August 20, 1996 the Company sold substantially all of the assets (other than finished goods) associated with its ATI router product line to Advanced Technologies, Inc. ("Purchaser"). The purchase price for the assets consisted of (a) $1,100,000 ($300,000 paid in cash which was applied to the Company's term loan balance under the New Debt Facility with the balance of the purchase price paid by delivery to the Company of a $800,000 promissory note (the "Note") ) and (b) the value of certain assumed liabilities. Principal under the Note is payable monthly at a rate equal to 15% of Purchaser's monthly gross revenue and interest at prime is payable quarterly with all unpaid principal and unpaid accrued interest due on December 31, 1997. The finished goods associated with the Company's ATI router product line will be sold to the Purchaser pursuant to the terms of a Finished

                              DYNAMOTION/ATI CORP.

         Goods Agreement (the "Agreement"). Such finished goods will be sold to the Purchaser as customers agree to purchase the finished goods; provided, however, Purchaser agrees, subject to certain conditions, to purchase on December 31, 1996 all finished goods not sold to customers on or before such date (payments of these finished goods are to be made through June 30, 1997).

         Purchaser's obligation under the Note and the Agreement are secured by
         (i) a second priority security interest in all of Purchaser's assets and (ii) a second priority lien in all of the outstanding stock of Purchaser (which lien on such stock can be foreclosed upon only in the event of fraud or malfeasance). As of the date of this filing, the Purchaser is in default of the Note for lack of payment. The Company has made demand for payment. Although no assurances can be given, management believes the default will be remedied within the fourth quarter of 1996. Currently, management has not reserved for this receivable as it believes the amount to be fully collectible.

         The Company sold substantially all of the assets associated with its Production Machine Control ("PMC") division on September 30, 1996 to the Company's largest supplier (the "Buyer"). The purchase price for the assets consisted of (a) $1,000,000 ($300,000 receivable and the $700,000 balance was applied to $1.2 million of outstanding trade payables due the Buyer) and (b) the value of certain assumed liabilities. The $300,000 receivable was paid in full in October 1996. In addition, the Company agreed to pay on or before December 31, 1996 the remaining $500,000 in outstanding trade payables due to the Buyer.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Total revenues for the quarter ended September 30, 1996 were $3.3 million, compared to total revenues of $5.2 million for the corresponding period in 1995. Total revenues from machine sales for the quarter ended September 30,1996 were $2.7 million, compared to $4.4 million for the corresponding period in 1995. The machine revenue decrease of 39% is primarily attributable to a significant decrease in unit volume which is the result of two issues. First, is the slowdown in the worldwide printed circuit board industry. No assurances can be given that the industry demand will accelerate in the near future. The second issue is the sale of the ATI router product line in August 1996 which accounted for $1.8 million of machine revenue in the third quarter of 1995. Although router machine sales were significant in 1995, the Company sold the router product line in response to the 1996 slowdown and to enable the Company to focus resources on the Company's higher margin, more technologically advanced products. Field service revenue, which includes parts sales and repairs and maintenance sales, was $650,000 for the 1996 quarter, compared to $667,000 for the corresponding period in 1995. The 3% revenue decrease is primarily attributable to a decrease in parts sales and repair and maintenance sales due to the sale of the ATI router product line in August 1996. As a result of the sale of the ATI router product line, and the PMC division, field service revenue is expected to be at lower levels in the near future.

         Cost of sales for the quarter ended September 30, 1996 was $2.6 million, or 80% of revenues, compared to $3.7 million, or 71% of revenues for the corresponding period in 1995. The cost of sales increase is due primarily to the sale of several machines at low margins in addition to higher than expected overhead costs resulting from low machine production volume. Decreasing the cost of sales percentage is contingent upon product mixes, prices, increased volume and successful execution of the Company's plans to improve manufacturing efficiencies.

         Selling, general and administrative expenses for the quarter ended September 30, 1996 was $1.1 million, or 32% of revenues, compared to $1.1 million or 22% of revenues for the corresponding period in 1995. The percentage increase over the comparable period in 1995 is primarily due to the 37% decrease in total revenues. However, in an effort to further contain costs as a result of the revenue decrease, the Company sold its PMC division in September of 1996. The PMC division incurred approximately $25,000 per month in administrative expenses. Other factors impacting administrative expenses include; $50,000 of bad debt expense recorded in the third quarter of 1996 in response to specific delinquent receivables and; an increase in legal fees incurred related to the sale of the two entities previously noted. Additionally, effective as of December 31, 1996, the Company will have eliminated all of its outside sales representatives thereby anticipating a reduction in its commission expense. Management believes that a direct sales effort (which has already begun to be implemented) will not only be less expensive but more effective as well.

         Research and development expenses for the quarter ended September 30, 1996 were $479,000, or 14% of revenues, compared to $313,000, or 6% of revenues for the corresponding period in 1995. The increase in research and development expenses of $166,000 is primarily attributable to an increase in labor costs and

                              DYNAMOTION/ATI CORP.

         research and development materials related to the development of several new products of which two have already been released into production and sold. Additionally, depreciation expense has increased approximately $24,000 in the quarter related to the addition of a testing machine. Research and development expenses are expected to decrease in the fourth quarter due to sale of the PMC division.

         Amortization of intangible assets for the quarter ended September 30, 1996 was $89,000, compared to $115,000 for the corresponding period in 1995. The $26,000 decrease is primarily due to the elimination of deferred financed costs related to the original credit facility which was superseded in March 1996 by the New Debt Facility.

         Interest expense was $244,000 for the quarter ended September 30, 1996, compared to $146,000 for the corresponding period in 1995. The increase in interest expense is primarily a result of $53,000 of interest expense related to a significant overdue trade payable due the purchaser of the PMC division and the increase in the Company's outstanding indebtedness under the revolving credit facility from approximately $4.1 million on September 30, 1995 to $5.3 million on September 30, 1996 under the New Debt Facility. The higher bank level is the result of funding working capital needs, including the build-up of finished goods due to revenue levels which were significantly below the Company's expectations. In addition, the Company has experienced delays in the collection of several large trade receivables, one of which was resolved late in the third quarter. The Company is actively engaged in collection efforts and believes a portion of the delayed collections will be resolved in the fourth quarter of 1996. Management has not reserved for these receivables. The bank debt level and interest expense are expected to remain relatively high through the fourth quarter of 1996.

         For the reasons set forth above, the Company incurred a net loss for the quarter ended September 30, 1996, of $1.1 million compared to a net loss of $191,000 for the comparable period in 1995.

         NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Total revenues were $12.3 million, compared to total revenues of $13.9 million for the corresponding period in 1995. Total revenues from the sale of drilling and routing machines were $9.8 million, compared to $11.4 million for the corresponding period in 1995. Revenue levels achieved were significantly below the Company's expectations which is the result of two issues. First, is due to the slowdown in demand in the worldwide printed circuit board industry. No assurances can be given that the industry demand will accelerate in the near future. The second issue is the sale of the ATI router product line in August 1996 which accounted for $5.0 million of machine revenue in the nine months ended September 30, 1995. Although router machine revenues were significant during 1995, the Company sold its router line in response to the 1996 slowdown and to enable the Company to focus resources on the Company's higher margin, more technologically advanced products. Field service revenue, which includes parts sales and repairs and maintenance sales, remained comparable at $2.5 million for the nine months ended September 30, 1996 and 1995. However, field service revenue is expected to be at lower levels in the fourth quarter as a result of the sale of the ATI product line and PMC division.

         Cost of sales for the nine months ended September 30, 1996 was $9.4 million, or 77% of revenues, compared to $11.3 million, or 81% of revenues for the corresponding period in 1995. The cost of sales decrease is due primarily to an inventory adjustment recorded in June 1995. However, the cost of sales percentage for 1996 remains high primarily due to the sale of several machines at low margins including the sale of two engineering prototype machines at negative margins and higher than expected overhead costs resulting from low machine production volume. Decreasing the cost of sales percentage in the remainder of 1996 is contingent upon product mixes, prices, increased volume and successful execution of the Company's plans to improve manufacturing efficiencies. In response to the industry slowdown, in April and June of 1996, the Company reduced its workforce by approximately, 10% and 20%, respectively, in an attempt to achieve better margins at current or reduced sales levels. A significant portion of the June workforce reduction were employees related to the ATI router product line, which as previously noted, was sold in August 1996.

         Selling, general and administrative expenses for the nine months ended September 30, 1996 was $2.8 million, or 23% of revenues, compared to $3.0 million, or 21% of revenues for the corresponding period in 1995. The percentage increase (as a function of revenues) over the comparable period in 1995 is primarily due to the 12% decrease in total revenues. In an effort to further contain costs as a result of the revenue decrease, the Company reduced its workforce in April and June of 1996 and sold its PMC division in September of 1996. The PMC division incurred approximately $25,000 per month in administrative expenses. Other factors impacting administrative expenses include; $50,000 of bad debt expense recorded in the third quarter of 1996 in response

                              DYNAMOTION/ATI CORP.

         to specific delinquent receivables and; an increase in legal fees incurred in the sale of two entities previously noted. Additionally, effective as of December 31, 1996, the Company will have eliminated all of its outside sales representatives thereby anticipating a reduction in its commission expense. Management believes that a direct sales effort (which has already begun to be implemented) will not only be less expensive but more effective as well.

         Research and development expenses for the nine months ended September 30, 1996 was $1.4 million, or 11% of revenues, compared to $1 million or 8% of revenues for the corresponding period in 1995. The increase in research and development expenses of approximately $400,000 is primarily attributable to an increase in labor costs and research and development materials related to the development of several new products, of which two have already been introduced into the production line and sold. Additionally, depreciation expense has increased approximately $68,000 related to the addition of a testing machine. Research and development expenses are expected to decrease due to the sale of the PMC division which incurred related costs of $366,000 during 1996.

         Amortization of intangible assets for the nine months ended September 30, 1996 was $258,000, compared to $443,000 for the corresponding period in 1995. The $185,000 decrease is primarily due to the elimination of amortization for $3.5 million of goodwill written-off in June 1995 and the elimination of deferred financing costs related to the original credit facility superseded in March 1996 by the New Debt Facility.

         Interest expense was $574,000 for the nine months ended September 30, 1996, compared to $467,000 for the corresponding period in 1995. The increase in interest expense is primarily a result of $53,000 of interest expense recorded in the third quarter of 1996 related to a significant overdue trade payable due to the purchaser of the PMC division and the increase in the Company's outstanding indebtedness under the revolving credit facility from approximately $4.1 million on September 30, 1995 to $5.3 million on September 30, 1996 under the New Debt Facility. The higher bank level is the result of funding working capital needs, including the build-up of finished goods due to revenue levels which were significantly below the Company's expectations. In addition, the Company has experienced delays in the collection of several large trade receivables one of which was resolved late in the third quarter. The Company is actively engaged in collection efforts and believes a portion of the delayed collections will be resolved in the fourth quarter of 1996. Management has not reserved for these receivables. The bank debt level and interest expense are expected to remain relatively high through the fourth quarter of 1996.

         For the reasons set forth above, the Company incurred a net loss for the nine months ended September 30, 1996, of $2.2 million compared to a net loss of $6.4 million for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On March 20, 1996, the Company entered into the New Debt Facility with IBJ, superseding all terms of the Company's original credit facility. The New Debt Facility provided for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a revolving line of credit up to $4.0 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sub-limit of $1.0 million). The second credit facility was a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, the date of the maturity. Additionally, in August 1996 the Company made a $300,000 payment against the term loan from the proceeds of the sale of the ATI product line thereby reducing the amount due at maturity to $666,664. Additional repayments are required equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and have been recorded in March 1996. A collateral evaluation fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively. As of September 30, 1996 the Company's outstanding indebtedness under the line of credit and term loan was approximately $3.3 million and $2.0 million, respectively. As of September 30, 1996, the Company had approximately $167,000 of availability provided by the New Debt Facility. As of September 30, 1996 and through the date of this filing, the Company has been in violation of certain financial loan covenants contained in the New Debt Facility. The Company is currently negotiating with IBJ to obtain a waiver of such covenants. Although no assurances can be given management believes that IBJ will not attempt to accelerate payment on the New Debt

                              DYNAMOTION/ATI CORP.

         Facility in the near term. If a default is declared and demand is made for payment, the Company would not be able to meet such demand.

         Concurrent with the aforementioned agreement, on March 20, 1996, the Company issued to new investors 2,000,000 shares of its newly created series Class B cumulative redeemable convertible preferred stock for a total price of $2.0 million. The 2,000,000 preferred shares convert into approximately 30% of the Company's common stock on a diluted basis. Approximately $266,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of the Class B preferred stock. The net proceeds were applied against the outstanding indebtedness under the Company's New Debt Facility.

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

         In addition, in connection with such investment, the Company entered into a consulting agreement, with the aforementioned investors, pursuant to which the Company pays the consultant a quarterly fee equal to three-tenths of one percent of the Company's net revenues for each fiscal quarter until termination of the consulting agreement, which expires in 2001. As of September 30, 1996, approximately $23,000 of management fees have been accrued and remain unpaid.

         In July 1996, the Company issued 250,000 shares in a private placement of its series Class B redeemable cumulative convertible preferred stock for a total price of $250,000. The shares are pari passu with the original issuance of series Class B shares on March 20, 1996 with the following exceptions (i) the shares have no demand registration rights and (ii) the piggyback registration rights associated with such shares are subordinate to the rights of the other shares of such preferred stock. The net proceeds of the private placement were applied against the outstanding indebtedness under the Company's New Debt Facility.

         On August 20, 1996 the Company sold substantially all of the assets (other than finished goods) associated with its ATI router product line to Advanced Technologies, Inc. ("Purchaser"). The purchase price for the assets consisted of (a) $1,100,000 ($300,000 paid in cash which was applied to the Company's term loan balance under the New Debt Facility with the balance of the purchase price paid by delivery to the Company of a $800,000 promissory note (the "Note") ) and (b) the value of certain assumed liabilities. Principal under the Note is payable monthly at a rate equal to 15% of Purchaser's monthly gross revenue and interest at prime is payable quarterly with all unpaid principal and unpaid accrued interest due on December 31, 1997.

         The finished goods associated with the Company's ATI router product line will be sold to the Purchaser pursuant to the terms of a Finished Goods Agreement (the "Agreement"). Such finished goods will be sold to the Purchaser as customers agree to purchase the finished goods; provided, however, Purchaser agrees, subject to certain conditions, to purchase on December 31, 1996 all finished goods not sold to customers on or before such date (payments of these finished goods are to be made through June 30, 1997).

         Purchaser's obligation under the Note and the Agreement are secured by
         (i) a second priority security interest in all of Purchaser's assets and (ii) a second priority lien in all of the outstanding stock of Purchaser (which lien on such stock can be foreclosed upon only in the event of fraud or malfeasance). As of the date of this filing, the Purchaser is in default of the Note for lack of payment. The Company has made demand for payment. Although no assurances can be given, management believes the default will be remedied within the fourth quarter of 1996. Currently, management has not reserved for this receivable as it believes the amount to be fully collectible.

         The Company sold substantially all of the assets associated with its Production Machine Control ("PMC") division on September 30, 1996 to the Company's largest supplier (the "Buyer"). The purchase price for the assets consisted of (a) $1,000,000 ($300,000 receivable and the $700,000 balance was applied to $1.2 million of outstanding trade payables due the Buyer) and (b) the value of certain assumed liabilities. The $300,000

                              DYNAMOTION/ATI CORP.

         receivable was paid in full in October 1996. In addition, the Company agreed to pay on or before December 31, 1996 the remaining $500,000 in outstanding trade payables to the Buyer.

         As of September 30, 1996 the Company's outstanding indebtedness under the New Debt Facility increased to $3.3 million from $2.6 million on March 31, 1996. The higher bank debt level is primarily attributable to two factors: 1) second and third quarter revenue and earnings and 2) delays in the collection of several large trade receivables. The delays in the collection of several large receivables is primarily due to several customers experiencing cash flow problems. The Company is actively engaged in collection efforts and believes a significant portion of the delayed collections of accounts receivable will be resolved within the fourth quarter of 1996. Management has not reserved for these receivables. The Company has also significantly reduced the production of machines built to stock. Additionally, the Company currently has a high finished goods balance that has significantly contributed to the higher bank debt level.

         For the nine months ended September 30, 1996 and 1995, the Company's net loss was $2.2 million and $6.4 million, respectively. Inclusive in the 1995 net loss was a $3.5 million write-off of goodwill and several charges to cost of sales primarily to slow-moving and obsolete inventory. Management attributes these losses to two main issues. First, inefficient raw material procurement resulting in inefficient production performance and greater than average cycle times. Second, revenue levels thus far achieved during 1996 have been significantly below the Company's expectations due to the slowdown in demand in the worldwide printed circuit board industry. These two issues combined with collectibility issues on several large receivables have placed a severe strain on the Company's liquidity and working capital and diverted management attention to financial matters, as well as substantially increased administrative fees and the cost of financing.

         The Company has taken actions to reduce its losses including replacement of senior management in 1996 and 1995, disposing of operations and product lines which produced negative cash flow or did not fit with the Company's long term strategies, arranging of new financing which included the New Debt Facility (Note 2), the issuance of Class B preferred stock for $2.3 million (Note 4) and reducing operating expenses, specifically, workforce reductions in April and June of 1996.

         Although no assurances can be given and assuming no demand for payment is made under the Company's New Debt Facility, management believes the actions taken will allow the Company 's sources of capital to be adequate to support operations through 1996, assuming fourth quarter revenue does not drop below present sales levels and the Company resolves the collection issues on the aforementioned receivables. However, no assurances can be given that the Company will be successful in achieving profitability or positive cash flow.

PART II  OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                                    10rr.    Purchase and Sale Agreement, dated
                                             September 30, 1996, regarding the
                                             sale of the Production Machine
                                             Control division between the
                                             Company and the buyer PMC
                                             Electronics, Inc.

                                    27.      Financial data schedule.

                  (b)      REPORTS ON FORM 8-K

                           A report on Form 8-K was filed on September 5, 1996, related to the sale of the ATI router product line.

                           A report on Form 8-KA was filed on October 17, 1996 related to the sale of the ATI router product line. The report amended the prior 8-K filing by including pro-forma financial statements.

                              DYNAMOTION/ATI CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYNAMOTION/ATI CORP.

Date:  November 12, 1996                By:  /S/ Jon R. Hopper
       --------------------                  -----------------
                                        Jon R. Hopper
                                        Chairman, President and
                                        Chief Executive Officer

Date: November 12, 1996                 By: /S/ Kirk A. Waldron
      ---------------------                 -------------------
                                        Kirk A. Waldron
                                        Chief Financial Officer and
                                        Chief Accounting Officer