Form 10KSB
period 1996-12-31
DYNAMOTION/ATI CORP
filed 1997-04-07
CIK 850808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number           0-19143

                              DYNAMOTION/ATI CORP.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEW YORK                                     93-1192354
(State or other Jurisdiction of                            (IRS Employer
Identification Number)                            Incorporated or Organization)

                  1639 E. EDINGER AVE., SANTA ANA,  CA  92705
                    (Address of Principal Executive Offices)

                                 (714) 541-4818
                (Issuer's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                         Name of each exchange on which Registered
-------------------                                         -----------------------------------------
Class A Non-Cumulative
   Redeemable Convertible
   Preferred Stock,
   $.01 par value                                           Boston Stock Exchange, Inc.

Class A Redeemable Common
   Stock Purchase Warrants                                  Boston Stock Exchange, Inc.

Common Stock
   $.04 par value                                           Boston Stock Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Exchange Act:

Same as above.

                              DYNAMOTION/ATI CORP.



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirement for the past 90 days.  Yes  X   No
                                                                  ----    ----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   _______

 Issuer's revenues for its most recent fiscal year:                  $16,214,000

         Aggregate market value of the issuer's Common Stock, $.04 per share par value held by non affiliates, computed on the basis of $1.38 per share (the
closing bid price of such stock on March 17, 1997):      $3,567,939

         Aggregate market of the issuer's Class A Non-Cumulative Redeemable Convertible Preferred Stock, $.01 per share par value, held by non affiliates, computed on the basis of $1.50 per share (the closing bid price of such stock
on March 17, 1997):          $1,252,169

         The number of shares of the issuer's Common Stock, $.04 par value per share, outstanding as of March 17, 1997, was 2,843,789. Additionally, on such date there were outstanding Warrants to purchase an aggregate of 2,111,000 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              DYNAMOTION/ATI CORP.


                               TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
             PART I
               Item 1.         Business                                                                                          4

               Item 2.         Properties                                                                                        8

               Item 3.         Legal Proceedings                                                                                 8

               Item 4.         Submission of Matters to a Vote of Security Holders                                               9


             PART II
               Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters                        10

               Item 6.         Management's Discussion and Analysis or Plan of Operation                                        11

               Item 7.         Financial Statements                                                                             18

               Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             18

             PART III
               Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance with                    19
                               Section 16(a) of the Exchange Act

               Item 10.        Executive Compensation                                                                           20

               Item 11.        Information Concerning Security Ownership of Certain Beneficial Owners and                       24
                               Management

               Item 12.        Certain Relationships and Related Transactions                                                   25

               Item 13.        Exhibits, List and Reports on Form 8-K                                                           28


             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES                                                             33

             SIGNATURES                                                                                                         58

                              DYNAMOTION/ATI CORP.



                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Dynamotion, a New York corporation ("Dynamotion or the "Company"), develops, manufactures, and markets computer numerical control ("CNC") drilling and routing machines used in the production of high density mutli-layered printed circuit boards ("PCBs") and semiconductor packages. Dynamotion offers a complete line of various machine sizes and configurations to satisfy the needs of both high-tech and commercial circuit board manufacturers.

         In 1993, the current business of Dynamotion was acquired by Dynamotion (then named Cybernetics Products, Inc.). At the time of such acquisition, Dynamotion consisted of several other businesses. Since the acquisition in 1993, Dynamotion has incurred large losses due to continuing financial and market difficulties.

         On January 24, 1997, Dynamotion entered into an Agreement of Reorganization and Merger (the "Merger") with Electro Scientific Industries, Inc. ("ESI") pursuant to which Dynamotion is to be merged with and into a wholly-owned subsidiary of ESI, subject to certain conditions, including approval of the merger by Dynamotion's shareholders. ESI, a publicly-held company headquartered in Portland Oregon, provides electronics manufacturers with production equipment for the manufacture of key components used in wireless communications, computers, automotive electronics and other electronics products.

         In the proposed Merger, the outstanding Common Shares of Dynamotion, par value $0.04 per share ("Dynamotion Common Stock"), will be converted into the right to receive $13,000,000 worth of Common Stock of ESI. As a precondition to the merger, Dynamotion's outstanding Class A Non-Cumulative Redeemable Convertible Shares, par value $0.01 per share ("Class A Stock"), will immediately before the merger be automatically converted into Dynamotion Common Stock and cash in the amount of $0.10 per share representing the redemption price for the two Class A Redeemable Common Stock Purchase Warrants ("Z Warrants") that would otherwise be issued upon conversion of each share of Class A Stock. As a precondition to the merger, Dynamotion's outstanding Class B Cumulative Convertible Shares, par value $0.01 per share ("Class B Stock"), will immediately before the merger be automatically converted into Dynamotion Common Stock. All outstanding options to purchase Dynamotion Common Stock will be converted into options to purchase Common Stock of ESI.

RECENT DEVELOPMENTS

         For the last two years, Dynamotion has taken actions to dispose of operations and product lines which produce negative cash flow or do not fit with Dynamotion's long-term strategies. Originally, Dynamotion consisted of six operating divisions and through an aggressive reorganization program, Dynamotion has divested all non-core operating divisions. As of the date hereof, only the business of the Dynamotion division survives. These divestitures included:

                 1994 and 1995 Divestitures. On March 30, 1995 and April 3, 1995, Dynamotion sold its Oxberry division and its 53% equity interest in Vision Ten, respectively, for $350,000 and the assumption of certain liabilities. In addition, on August 4, 1995, Dynamotion sold its CSA division to an individual for the assumption of $150,000 of certain liabilities. Accordingly, the Oxberry division, the Vision Ten division and the CSA division were reported as discontinued operations in 1994. See "Item 6. Management's Discussion and Analysis or Plan of Operation" and Note 1 of the Notes to Dynamotion's Financial Statements.

                              DYNAMOTION/ATI CORP.



                 1996 Divestitures. On August 20, 1996, Dynamotion sold substantially all of the assets associated with its ATI router product line to Advance Technologies, Inc. On September 30, 1996, Dynamotion sold substantially all of the assets associated with its Production Machine Control ("PMC") division to Dynamotion's largest supplier.
         See "Item 6. Management's Discussion and Analysis or Plan of Operation" and Note 1 of the Notes to Dynamotion's Financial Statements.

         On January 17, 1997, Dynamotion was notified that the Dynamotion Common Stock, the Class A Stock and the Z Warrants had been delisted from the Nasdaq SmallCap Market System due to non-compliance with the capital and surplus requirements necessary to maintain Dynamotion's listing under the Nasdaq rules.

PRODUCTS

         Drilling Products

         Dynamotion produces computer-controlled drilling equipment which is sold to manufacturers of PCBs and semiconductor packages. The drilling machines are used to produce thousands of very small holes, sometimes as small as .004" in diameter, which is smaller than a human hair.

         Four product lines of computer-controlled drilling equipment are produced by Dynamotion: DM 9400/9500 with a patented vacuum pre-load air bearing guiding design for the high dynamic stability necessary for micro-drilling; Six-PAK(TM) with its new innovative design (economical, accurate, compact and productive) for the commercial, high volume PCB market; Modular Systems offer the same characteristics as the DM 9400/9500 to the prototype and quick turn market; and Smart Drill(TM) with its patented vision optimization capability offers a fast, highly accurate method of optimizing and drilling for the most sophisticated multilayer board manufacturers.

                 DM 9400/9500. Dynamotion's 9400/9500 drilling machines are currently used by manufacturers who require accelerated micro hole drilling. This series of drilling machines includes over 10 design innovations (five of which are patented) which form the fundamentals necessary to drill small holes. Some of the unique machine design characteristics which the 9400/9500 is recognized for in the industry include: low mass positioning systems, stiff table design, broad machine architecture, patented vacuum preloaded air bearings, and rigid Z-axis mechanics. The 9400/9500 machines are available in either four or five spindle configurations which can be specified by the customer. This line of equipment has a large range of users, starting with contract manufacturers through sophisticated R&D companies.

                 Six-PAK(TM). The Six-PAK(TM) is based on a new design concept. The unique architecture reduces the size of the machine to 58% of the equivalent in-line design, preserving floor space for the customer. The efficient architecture has three stations in the front of the machine and three in the back. Historically, the double-sided machine has not been very popular because of the inconvenience of front and rear loading. The Six-PAK's(TM) unique telescopic table solves this problem by allowing the table to move forward. This makes for easy loading and unloading of material at all six stations from the front. A split-axis design, stiff table, and linear Z-axis drive mechanisms provide the stability and stiffness necessary to accurately drill PCB's at high speeds. The Six- PAK(TM) is designed to appeal to customers producing high volumes of commercial PCB's where high productivity is a key requirement.

                 1000 Series Modular Systems. Based upon the same technology used in the construction of the 9400/9500, the single spindle modular units offer the customer a high degree of flexibility. Modules can be added to meet a customer's changing production requirements.
         Available options allow the machine to be configured as a drill, drill/router, optimization station, and automatic loading drill.

                 Smart Drill(TM). The Dynamotion Smart Drill(TM) is an economical system for optimizing multilayers with accuracy's unobtainable by any other known commercially available device. X-ray units used for this task require the job be taken to an off-line stand alone machine, which results in lower productivity.

                              DYNAMOTION/ATI CORP.



         The Smart Drill(TM) uses a video system to examine a conical hole made by a custom designed drill bit. This hole exposes a special fiducial mark on each layer of the panel. The marks provide the necessary data to evaluate any stretch, shrink and rotation of the layers in the multilayer. This highly accurate system was designed for sophisticated multilayer board and semiconductor package manufacturers.

         Routing Products

         Dynamotion produces computer-controlled routers which are sold to computer manufacturers and manufacturers of PCBs. Routers are used to cut and shape individual PCBs out of panels. Currently, the two primary machining processes required to produce a PCB are routing and drilling. In contrast to a drill, which makes thousands of tiny holes on a PCB, the router cuts the shape of the PCB, the larger holes and special cavities for mounting of semiconductor die. The computer-controlled cuts made by the router can be very complex since the position of the cuts are pre-programmed in three axes.

         A newly emerging PCB chip carrier technology creates unusual demands on the routing process. Perfect registration of routed edges with respect to the circuitry features and the internal layers are required to successfully produce chip carriers. Very accurate depth control is necessary for cavity routing. Dynamotion produces two product lines of computer controlled routers: the SMART(TM) Driller/Router and the Six- PAK(TM) Router Drill.

                 SMART(TM) Driller/Router. Dynamotion developed the SMART(TM) Driller/Router based on the SMART(TM) drill technology to satisfy industry needs. The SMART(TM) Driller/Router is equipped with a special high torque and high rpm air bearing spindle, to provide a sufficient rpm for routing with small diameter tools. The SMART(TM) Driller/Router can maintain a routing accuracy with respect to the fiducial marks of +0.0005" and obtain it automatically by using the vision system without operator intervention. Multi- image packaging can be optimized individually for maximum accuracy.

                 Six-PAK(TM) Router Drill. This machine is an alternate hardware configuration which utilizes the patented architecture of the Six-PAK' platform. This machine was designed to replace older technology routers as tighter tolerance product demands increase. See the description of the Six-PAK' drilling product set forth above.

         Field Service

         The field service department provides machine installations, customer training/support and repair and maintenance services for all drills and routers, including services provided by the one-year warranty extended to customers. In addition, the field service department sells new and used parts to Dynamotion's existing customer base.

CUSTOMERS

         Current customers of Dynamotion include companies such as IBM, Johnson Matthey, Advanced Circuits, Inc., and Cuplex.

         During 1995, three companies, specifically Greatsino Electronics, Ltd., Howteh Enter. Co. (sales representatives for Dynamotion) and Advanced Circuits, Inc., in the aggregate, accounted for more than 35% of Dynamotion's total revenues and the top five customers accounted for approximately 43% of Dynamotion's total revenues. During 1996, IBM, Johnson Matthey and Advanced Circuits, Inc. (a subsidiary of Johnson Matthey), accounted for approximately 21%, 16% and 13%, respectively, of Dynamotion's total revenues. During 1996, the top five customers accounted for approximately 61% of Dynamotion's total revenues. The loss of any of these customers would have a material adverse effect on the business of Dynamotion.

                              DYNAMOTION/ATI CORP.




SALES AND MARKETING

         In its domestic markets, Dynamotion's products are sold by in-house sales executives. In its Canadian and Asian markets, Dynamotion has independent field service representatives who assist Dynamotion's sales management team in the marketing and servicing of Dynamotion products. Dynamotion displays its products at specific trade shows in the United States, Europe and Asia.

         During the 1996 and 1995 fiscal years, Dynamotion recorded $2.0 million and $6.7 million, respectively, in sales to companies located in Asia. Dynamotion sells in U.S. dollars to all customers and, accordingly, currency fluctuations which increase the price of Dynamotion's products to its foreign customers can adversely impact the level of Dynamotion's export sales from time to time. Because all sales are generated domestically, Dynamotion does not recognize translation profit or loss.

COMPETITION

         Dynamotion competes with approximately 10 other companies, both domestic and foreign, in the computer-controlled drilling machine market. Dynamotion's primary competitors in such market are Hitachi and Excellon, both of which have significantly greater resources than Dynamotion. Dynamotion believes it has competitive advantages in the high technology market because of its patented innovations, its respected customer base, and its recognition as having a technologically superior product.

INTELLECTUAL PROPERTY

         Except for the patents described below, Dynamotion relies on proprietary know-how and employs various methods, including confidentiality agreements with its executives and appropriate vendors, to protect the source code, concepts, ideas and documentation of its proprietary information. However, such methods may not afford complete protection and there can be no assurance others will not independently develop such know-how or obtain access to Dynamotion's know-how of software codes, concepts, ideas and documentation.

         Dynamotion currently holds six United States patents and two European patents covering its drilling systems. These patents expire between 2005 and 2013.

MANUFACTURING

         Dynamotion's machines are produced at its facility in Santa Ana, California.

         Dynamotion utilizes commercially available component parts and relies on vendors for some of the special parts and subassemblies required. Although Dynamotion currently obtains most of the components required from single sources, many of these parts are available from multiple sources. However, due to negative payment histories with certain suppliers and Dynamotion's weak financial condition, some of the alternative supply sources are not available to Dynamotion. Finished subsystems are assembled and tested on Dynamotion's premises by its technicians.

RESEARCH AND DEVELOPMENT

         Dynamotion dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During the years ended December 31, 1996 and 1995, Dynamotion expended $1,729,000 and $1,464,000, respectively, for design, development and project management activities for existing and future development. All such costs are expensed in the period in which they are incurred.

                              DYNAMOTION/ATI CORP.




EMPLOYEES

         As of December 31, 1996, Dynamotion had 72 employees, of which 71 were full-time employees; 10 were in executive and administrative positions; 13 were in research and development; 30 were in factory/production related positions; and 19 were in sales, marketing and customer service.

         Dynamotion is not a party to any collective bargaining agreement. Dynamotion considers its relationship with its employees to be good.


ITEM 2.          PROPERTIES

The location and general description of the principal properties owned or leased by Dynamotion are set forth in the table below:

LOCATION                        PRINCIPAL FUNCTION                      SQUARE FOOTAGE        OWNERSHIP
--------                        ------------------                      --------------        ---------
Santa Ana, CA                   corporate headquarters/                         23,100        Leased (1)
                                manufacturing

Santa Ana, CA                   engineering                                      3,300        Leased (2)

Santa Ana, CA                   marketing/customer                               3,300        Leased (3)
                                service

___________________

         (1) The lease, which provides for base rental payments of $8,663 per month, expires on September 30, 1998.

         (2) The lease, which provides for base rental payments of $1,550 per month, expires on August 31, 1997.

         (3) The lease, which provides for base rental payments of $1,550 per month, expires on August 31, 1997.

         Dynamotion believes its properties are in good condition, suitable for its operations and adequately insured. Dynamotion has not in the past invested, and does not in the future intend to invest, in real estate properties.


ITEM 3.          LEGAL PROCEEDINGS

         On December 10, 1996, Hamlet & Smith, Inc. filed a complaint against Dynamotion in the United States District Court, Central District of California, Santa Ana Division, alleging breach of contract, wrongful termination, bad faith breach of contract, and for reasonable value of services rendered. The claims are based on the termination of a sales representative agreement between Dynamotion and Hamlet & Smith. The complaint requests general damages of $967,000, as well as consequential damages, punitive damages, costs of suit and pre-judgment interest. Dynamotion intends to vigorously defend itself. However, at this time an estimate of the likely outcome, or an estimate of the upper amount of the range of potential loss, if any, is not possible. See Note 7 of the Notes to Dynamotion's Financial Statements.

         On February 4, 1997, Robert G. Smith filed a complaint against Dynamotion in the Superior Court of the State of California for the County of Orange alleging breach of contract and claiming reasonable value of services rendered. The claims are based on an alleged third party beneficiary relationship arising from an

                              DYNAMOTION/ATI CORP.



alleged sales agent arrangement. The complaint requests damages of $212,637, cost of suit, reasonable attorneys' fees and interest. Plaintiff's Motion for Writ of Attachment was granted on February 27, 1997. Dynamotion intends to vigorously defend itself. However, at this time, an estimate of the likely outcome, or an estimate of the upper amount of the range of potential loss, if any, is not possible. See Note 7 of the Notes to Dynamotion's Financial Statements. In addition, Dynamotion has been named as a defendant in various matters in the normal course of business, including various matters seeking collection of past due amounts owed.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                              DYNAMOTION/ATI CORP.



                                    PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Until January 17, 1997, the Dynamotion Common Stock, the Z Warrants and the Class A Stock were traded on the Nasdaq SmallCap Market System. Additionally, the Dynamotion Common Stock, the Z Warrants and the Class A Stock are traded on the Boston Stock Exchange and the Nasdaq electronic bulletin board. The following table sets forth for the periods indicated the range of high and low bid quotations for the Dynamotion Common Stock, the Z Warrants and the Class A Stock as quoted on the Nasdaq SmallCap Market System. Such quotations give retroactive effect to the one for four reverse stock split, which occurred on December 29, 1995, and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                  DYNAMOTION
                                 COMMON STOCK               Z WARRANTS            CLASS A STOCK
                             ------------------        -----------------       ------------------
FISCAL YEAR                  HIGH         LOW           HIGH        LOW        HIGH        LOW
-----------                  ----         ---           ----        ---        ----        ---
1994
----

First Quarter                6-3/4        4-1/4         5/8         3/8        3-27/32     1-31/32
Second Quarter               5            3-3/4         3/8         1/8        2-45/64     1-31/32
Third Quarter                5            3-3/4         5/16        1/8        2-1/2       1-49/64
Fourth Quarter               4-1/2        3             1/2         1/4        2-1/2       1-29/64

1995
----

First Quarter                4            2             3/16        1/8        2-3/16      1-11/32
Second Quarter               2-1/2        1             1/8         1/32       1-49/64     5/16
Third Quarter                3            1-1/2         1/16        1/32       1-9/16      23/64
Fourth Quarter               2-3/4        1             1/32        N/A        1-9/64      27/64

1996
----

First Quarter                2-7/8        1             N/A         N/A        2-7/8       3/4
Second Quarter               3-1/8        1-5/16        5/16        1/16       3-1/4       1-3/4
Third Quarter                2-1/2        1-7/16        5/16        3/32       2-3/4       1-7/16
Fourth Quarter               2-7/16       1-1/16        5/16        3/32       2-7/8       1-1/2


         Dynamotion has never paid any cash dividends on Dynamotion Common Stock and has no intention of paying cash dividends on the Dynamotion Common Stock in the foreseeable future. Pursuant to a loan agreement between Dynamotion and its bank, Dynamotion may not, without prior written consent of the bank unless certain conditions are met, make any distribution or declare or pay any dividend in cash on any class of Dynamotion stock. Additionally, Dynamotion's Restated Certificate of Incorporation prohibits the declaration or payment of dividends on the Dynamotion Common Stock or any stock of Dynamotion ranking junior to the Class A Stock if full dividends on the Class A Stock have not been declared and paid or set aside for payment. In April 1996, Dynamotion paid on the Class A Stock a dividend in shares of Dynamotion Common Stock, but has not paid any cash dividends on the Class A Stock.

         The number of holders of record of Dynamotion Common Stock on March 18, 1997 was approximately 180. The number of holders of record of Dynamotion Class A Stock and Dynamotion Z Warrants on March 18, 1997 was approximately 69 and 18, respectively.

                              DYNAMOTION/ATI CORP.




ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         This filing contains forward-looking statements which involve risks and uncertainties. Dynamotion's actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, and other risks detailed in Dynamotion's Securities and Exchange Commission filings.

         Dynamotion has experienced substantial losses and cash flow drains from operations in the past few years. At December 31, 1996 current liabilities exceed current assets by approximately $4.9 million and total liabilities exceed total assets by $898,000. Dynamotion is in default of its operating line of credit covenants, is in arrears on payments on other notes payable and has substantial past due amounts owed to vendors. Certain vendors have placed Dynamotion on cash payment terms for purchases. These conditions call into question the ability of Dynamotion to continue as a going concern.

         Dynamotion's management attributes Dynamotion's financial condition and recent losses to a number of factors. The losses in the past years have severely depleted Dynamotion's resources and as a result operating and financing costs have increased. Management's ability to efficiently schedule production, purchase materials in economic quantities, negotiate satisfactory pricing for the sale of its products, reorganize operating departments, etc. are limited. The costs of financing have increased both in terms of the stated rates and legal costs associated with agreements. Dynamotion's backlog has increased but management has not been able to increase production output. Several arrangements have been made to increase cash flow by accelerating payment dates of receivables at substantial discounts.

         Dynamotion's management has taken a number of actions to reduce operating expenses and losses. These include disposing of operations and product lines that did not fit with Dynamotion's long term strategies and were producing losses, 30% reductions in work force in the second quarter of 1996 and replacement of senior management members in 1995 and 1996. While management has not quantified an amount, it believes substantial additional capital is necessary for Dynamotion to survive.

         The primary plan of Dynamotion's management to increase its chances for survival is the Merger. Dynamotion executed the Merger agreement with ESI in January 1997. This agreement is subject to approval by Dynamotion's shareholders which is in process. Under certain conditions, if management elects not to complete this Merger and Dynamotion subsequently merges with any other party within one year, it will owe ESI a $1 million termination fee.

         Dynamotion's management is not currently pursuing other mergers or other sources of capital. If the ESI Merger is not consummated, Dynamotion's financial position may be such that other sources of capital will not be available to it. Management believes there is substantial doubt about Dynamotion's ability to survive without additional financing. If Dynamotion is unable to continue to operate and is forced to liquidate its assets, it may not recover the assets' recorded amounts.

                              DYNAMOTION/ATI CORP.



         The following table sets forth certain financial data as a percentage of revenues for the periods indicated:


                     YEARS ENDED DECEMBER 31, 1995 AND 1996
                               (AMOUNTS IN 000'S)

                                                                                       $ INCREASE        % INCREASE
                                       1995                        1996                 (DECREASE)        (DECREASE)
                              --------------------        ----------------------       -----------       -----------
Total revenues                $20,512         100%        $16,214           100%         $(4,298)            (21)%

Total cost of sales            17,075          83%         12,992            80%          (4,083)            (24)%
                              -------         ---         -------           ---          -------            ----
Gross profit                    3,437          17%          3,222            20%            (215)             (6)%


Selling, general and
  administrative expenses       4,473          22%          4,516            28%              43               1%
Research and development        1,464           7%          1,729            11%             265              18%
Amortization of
  intangibles                     791           4%            417             3%            (374)            (47)%
Goodwill write-off              3,517          17%             --            --           (3,517)           (100)%
Loss on sale of
  division and assets              --          --             575             3%             575             100%
                              -------        ----         -------          ----          -------            ----
Loss from operations          $(6,808)        (33)%       $(4,015)          (25)%        $ 2,793              41%
                              =======        ====         =======          ====          =======            ====


         Total revenues were $16.2 million, compared to total revenues of $20.5 million for the corresponding period in 1995. Total revenues from the sale of drilling and routing machines were $13.3 million, compared to $17.3 million for the corresponding period in 1995. As compared to 1995, 1996 unit volume decreased 35%. Revenue levels achieved were significantly below Dynamotion's expectations which is the result of two issues. First, the slowdown in demand in the worldwide printed circuit board industry negatively impacted sales. Also, Dynamotion experienced difficulty obtaining commitments from potential buyers of its product due to its financial condition. During 1996, three customers accounted for approximately 50% of Dynamotion's revenues. Orders from these customers did not take place under formal contracts but rather took place on the basis of multiple purchase orders. Under a purchase order relationship, there is no assurance that the customer will issue additional purchase orders in the future. The second issue is the sale of the ATI router product line in August 1996 which accounted for $7.0 million and $1.4 million of machine revenue in the years ended December 31, 1995 and 1996, respectively. Although router machine revenues were significant during 1995, Dynamotion sold its router line in response to the 1996 slowdown and to enable Dynamotion to focus resources on Dynamotion's higher margin, more technologically advanced products. Field service revenue, which includes parts sales and repairs and maintenance sales, remained comparable at $2.9 million for the years ended December 31, 1996 and 1995.

         Cost of sales for the year ended December 31, 1996 was $13.0 million, or 80% of revenues, compared to $17.1 million, or 83% of revenues for the corresponding period in 1995. The percentage cost of sales decrease is due primarily to charges against 1995 operations for revised estimates of reserves for slow moving and obsolete inventory which were not as large in 1996 partially offset by an increase in the cost of sales percentage for the ATI and PMC divisions which were sold.

                              DYNAMOTION/ATI CORP.




         However, the cost of sales percentage for 1996 remains high primarily due to the sale of several machines at low margins including the sale of two engineering prototype machines at negative margins and higher than expected overhead costs resulting from low machine production volume. Decreasing the cost of sales percentage in the future is contingent upon product mixes, prices, increased volume and improved manufacturing efficiencies after the proposed merger with ESI. In response to the industry slowdown and Dynamotion's financial performance, in April and June of 1996, Dynamotion reduced its workforce by approximately, 10% and 20%, respectively, in an attempt to achieve better margins at current or reduced sales levels. A significant portion of the June workforce reduction were employees related to the ATI router product line, which as previously noted, was sold in August 1996.

         Selling, general and administrative expenses for the year ended December 31, 1996 was $4.5 million, or 28% of revenues, compared to $4.5 million, or 22% of revenues for the corresponding period in 1995. The percentage increase (as a function of revenues) over the comparable period in 1995 is primarily due to the 21% decrease in total revenues. In an effort to further contain costs as a result of the revenue decrease, Dynamotion reduced its workforce in April and June of 1996 and sold its PMC division in September of 1996. The PMC division incurred approximately $25,000 per month in administrative expenses. Other factors impacting administrative expenses include $107,000 of bad debt expense recorded during the third and fourth quarters of 1996 in response to specific delinquent receivables, $200,000 of severance accrued for two individuals in senior management terminated in 1996, an accrual of $290,000 for losses related to legal matters, an increase in legal fees of $130,000 incurred in the sale of two entities previously noted and legal fees incurred related to the proposed merger with ESI. Effective as of December 31, 1996, Dynamotion eliminated virtually all of its domestic outside sales representatives thereby anticipating a reduction in its future commission expense.

         Research and development expenses for the year ended 1996 was $1.7 million, or 11% of revenues, compared to $1.5 million or 7% of revenues for the corresponding period in 1995. The increase in research and development expenses of approximately $265,000 is primarily attributable to an increase in labor costs and research and development materials related to the development of several new products, of which two have already been introduced into the production line and sold. Additionally, depreciation expense increased approximately $78,000 related to the addition of a testing machine.

         Amortization of intangible assets for the year ended December 31, 1996 was $417,000, compared to $791,000 for the corresponding period in 1995. The $374,000 decrease is primarily due to the elimination of amortization for $3.5 million of goodwill written-off in June 1995 and the elimination of deferred financing costs related to the original credit facility superseded in March 1996 by a new debt facility entered into with IBJ Schroder Bank and Trust Co., which is described below under "Liquidity and Capital Resources."

                              DYNAMOTION/ATI CORP.



         On August 20, 1996, Dynamotion sold substantially all of the assets associated with its ATI router product line. On September 30, 1996, Dynamotion sold substantially all of the assets associated with its PMC Division. The following table discloses pro-forma information for the years ended December 31, 1995 and 1996 as though the two asset sales occurred at the beginning of the periods:

                                         YEAR ENDED                  YEAR ENDED
                                       DECEMBER 31, 1995         DECEMBER 31, 1996
                                       -----------------         -----------------
Revenue                                 $11,564                    $13,520

Loss from Continuing                     (8,210)                    (4,729)
  Operations

Net Loss                                 (8,380)                    (4,729)

Earning (loss) per share

Loss from Continuing                      (5.03)                     (1.81)
  Operations

Net Loss                                  (5.13)                     (1.81)

         Gross profit generated from the PMC division and ATI router product line for the year ended December 31, 1995 and 1996 was $1.1 million, and $.1 million, respectively, on revenue of $8.9 million and $2.7 million, respectively.

         The sale of the ATI router division resulted in a loss of $920,000 after subsequent negotiations to accelerate cash payments. These negotiations to accelerate cash payments, resulting in a total discount of $530,000, were the result of management's efforts to accelerate cash payment on the receivables related to the sale. The sale of the PMC division resulted in a gain of $345,000. See Note 1 to Notes to Dynamotion's Financial Statements.

         Interest expense was $750,000 for the year ended December 31, 1996, compared to $614,000 for the corresponding period in 1995. The increase in interest expense is primarily a result of $53,000 of interest expense recorded in the third quarter of 1996 related to a significant overdue trade payable due to the purchaser of the PMC division and the increase in Dynamotion's outstanding indebtedness under the revolving credit facility from approximately $2.2 million on December 31, 1995 to $5.6 million on December 31, 1996 under the New Debt Facility. The higher bank level is the result of funding working capital needs, including the funding of operating losses. In addition, Dynamotion has experienced delays in the collection of several large trade receivables. During the fourth quarter of 1996, Dynamotion suspended collection efforts on a $468,000 receivable from the sale of two machines in the first quarter of 1996. At December 31, 1996, $1.3 million of Dynamotion's receivables were over 60 days old. Of these receivables, over $800,000 is from well established companies whose payment policy is in excess of 60 days. Management has evaluated the remaining receivables and believes it has adequate reserves for potential losses.

         At December 31, 1996, Dynamotion had net deferred tax assets of $5.3 million. These assets consist primarily of unused tax carryforwards arising from operating losses. Dynamotion has provided a valuation allowance against these assets. At December 31, 1996, Dynamotion had no net deferred taxes recorded on its balance sheet. Ultimate realization of these assets is contingent upon Dynamotion's ability to generate sufficient future taxable income. In addition, federal and state regulations place limits on the availability of carryforwards in situations where a "change in ownership" has occurred. Dynamotion has experienced significant changes in stock ownership in the past and with the anticipated merger with ESI, management believes that utilization of its loss carryforwards will be limited.

         For the reasons set forth above, Dynamotion incurred a net loss for the year ended December 31, 1996, of $4.8 million compared to a net loss of $7.3 million for the comparable period in 1995.

                              DYNAMOTION/ATI CORP.




         The Company reported a 1996 fourth quarter loss of approximately $2.5 million. The losses for this period increased substantially due to discounts of $530,000 granted to ATI in order to accelerate cash payments; an accrual of $200,000 in severance payments for two individuals in senior management; the reversal of $170,000 in gross profit related to a sale for two machines; an accrual of $290,000 for losses related to legal matters; and $130,000 in legal, accounting and consulting expenses due to the sale of ATI and PMC and the pending merger of the Company into ESI.

YEARS ENDED DECEMBER 31, 1994 AND 1995

         The following table presents condensed financial data of Dynamotion for the periods indicated:

                            Years Ended December 31,
                               (Amounts in 000's)

                                                                                        $ INCREASE         % INCREASE
                                       1994                        1995                 (DECREASE)         (DECREASE)
                               -------------------        ---------------------          ---------       ------------
Total revenues                 $15,934        100%         $20,512        100%             $4,578           29%
Total cost of sales             10,536         66%          17,075         83%              6,539           62%
                               -------        ----         -------        ----            -------          ----
Gross profit                     5,398         34%           3,437         17%            (1,961)          (36%)


Selling, general and             3,321         21%           4,473         22%              1,152           35%
  administrative expenses
Research and development         1,424          9%           1,464          7%                 40            3%

Amortization of intangibles        788          5%             791          4%                  3            --
Goodwill write-off                  --          --           3,517         17%              3,517           100%
                               -------        ----         -------        ----            -------         -----
Loss from operations            $(135)        (1%)        $(6,808)       (33%)           $(6,673)         (4,942%)
                               =======        ====        ========       =====           ========         ========



         Total revenues from continuing operations for the year ended December 31,1995 were $20.5 million compared to total revenues from continuing operations of $15.9 million for the corresponding period in 1994. Total revenues for the Dynamotion/ATI division were $19.9 million in 1995, compared to $15.2 million in 1994, representing a 31% increase. The increase in revenues for the Dynamotion/ATI division is primarily attributable to an increase in sales volume. Sales volume increased in 1995 primarily for two reasons. First, 1995 included a complete year of sales from the Six-PAK(TM) product line first introduced in mid 1994. Second, 1995 revenues included a new customer, Greatsino Electronics, Ltd., which accounted for approximately 20% of Dynamotion's 1995 revenues. The PMC division's total revenues were $585,000, compared to $728,000 for 1994. The decrease in revenues is a result of the division focusing its efforts on supplying Dynamotion/ATI's drilling machines with the PMC controller, combined with a decrease in sales by PMC to outside customers during 1995.

                              DYNAMOTION/ATI CORP.



         Cost of sales for the year ended December 31, 1995 were $17.1 million or 83% of revenues, compared to $10.5 million, or 66% of revenues for the corresponding period in 1994. The increase in cost of sales is attributable to several factors. First, as a result of the refinement of certain costing procedures and the numerous infrastructure changes implemented during 1995, management recorded charges against operations for its revised estimates of reserves for slow moving and obsolete inventory. Second, numerous machines were sold during the first three quarters of 1995 at low or negative gross margins as a result of Dynamotion's working capital deficiency in order to expedite the sales. Several of these sales also included "trade-ins" to generate sales which reduced margins on subsequent sales from the used machines. Third, Dynamotion introduced the Six-PAK(TM) product line in mid 1994. The types of customers targeted for this product line are different from Dynamotion's historical customer base and Dynamotion intentionally priced these machines to achieve market penetration which has resulted in lower margins.

         Selling, general and administrative expenses for the year ended December 31, 1995 were $4.5 million, or 22% of revenues, compared to $3.3 million, or 21%, of revenues for the corresponding period in 1994. Although selling, general and administrative expenses increased $1.2 million, the percentage (as a function of revenues) remained comparable to 1994 primarily due to the 29% increase in total revenues over the corresponding period in 1994, which assisted in absorbing selling, general and administrative expenses when reflected as a percentage of revenues. Several items contributed to the dollar increase. First, a $314,000 increase related to commission expense incurred by outside sales representatives, as a result of the increase in sales volume of machines. Additionally, a $300,000 increase in professional fees incurred compared to 1994 primarily as a result of the numerous corporate and administrative issues arising from Dynamotion's liquidity problems and its various organizational changes proposed in Dynamotion's proxy statement. Furthermore, Dynamotion incurred a $200,000 increase in salaries and wages compared to 1994 primarily as a result of the increased staffing in the sales and marketing departments.

         Research and development expenses for 1995 and 1994 remained constant at $1.4 million or 7% and 9%, respectively, of revenues.

         Amortization of intangible assets for the year ended December 31, 1995, was $791,000, compared to $788,000 for the corresponding period in 1994. In December 1995, Dynamotion wrote-off approximately $234,000 of loan organization fees related to prior loan agreements. Exclusive of the $234,000 write-off, Dynamotion incurred $557,000 of amortization expense for 1995. The $231,000 decrease from 1994 is primarily due to previous organization costs which became fully amortized in September 1994, and to the elimination of amortization for goodwill written off in June 1995.

         In June 1995, the Company determined that its intangible assets may have been impaired based on an analysis of discounted cash flow projections, net of interest expense and the determination of the value placed by the marketplace on the intangible assets of the Company using the methodology as described in Note 2 to Notes to Dynamotion's Financial Statements. Based on this analysis, the Company determined that the difference between the market capitalization of the Company increased by net tangible liabilities of approximately $841,000 was less than the Company's recorded amounts for intangible assets by approximately $3.5 million. Accordingly, the Company wrote off goodwill of $3.5 million by a charge against operations. The goodwill was originally recorded at approximately $4.2 million as a result of acquisitions in 1989 and 1993. Based on the analysis performed, the Company determined that the patents were not impaired.

         Interest expense was $614,000 for the year ended 1995, compared to $325,000 for the corresponding period in 1994. The increase is attributable to a higher bank debt level maintained during 1995, in addition to the overall weighted average increase in the IBJ base lending rate.

         For 1995, Dynamotion recorded a deferred income tax benefit from continuing operations of $264,000 compared to $150,000 in 1994. (See Note 6 to the Notes to Dynamotion's Financial Statements for further information.)

                              DYNAMOTION/ATI CORP.



         For the reasons set forth above, Dynamotion incurred a net loss from continuing operations for the year ended December 31, 1995 of $7,158,000, compared to $310,000 for the comparable period in 1994.

         Dynamotion completed the sale of its Oxberry division on March 30, 1995, the sale of its 53% equity interest in Vision Ten on April 3, 1995, and the sale of its CSA division on August 4, 1995. Accordingly, the Oxberry division, the Vision Ten division and the CSA division were reported as discontinued operations in 1994, with an accrual for estimated carrying costs and operating costs to be incurred in 1995, pending the completion of their sale. Therefore, except for $170,000, due to a shortage in the prior year estimate, no results of operations for these entities have been reported in 1995. The $170,000 represents a shortfall in the prior year estimate due to the unexpected duration required to complete the sale of the CSA division.

         For the reasons set forth above, Dynamotion incurred a net loss after discontinued operations for the year ended December 31, 1995, of $7,328,000, compared to a net loss after discontinued operations of $3,080,000 for the comparable period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         On March 20, 1996, Dynamotion entered into the new debt facility with IBJ Schroder Bank and Trust Co. (the "New Debt Facility"), superseding all terms of Dynamotion's original credit facility. The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of Dynamotion's assets. The first credit facility allows for borrowings on a revolving line of credit up to $4.0 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sub-limit of $1.0 million). The second credit facility was a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, the date of the maturity. Additionally, in August 1996 Dynamotion made a $300,000 payment against the term loan from the proceeds of the sale of the ATI product line thereby reducing the amount due at maturity to $666,664. Additional repayments are required equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. A collateral evaluation fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively. As of December 31, 1996 Dynamotion's outstanding indebtedness under the line of credit and term loan was approximately $3.7 million and $1.9 million, respectively. As of December 31, 1996, Dynamotion had approximately $236,000 of availability provided by the New Debt Facility. As of December 31, 1996 and through the date of this Report, Dynamotion is in violation of substantially all of the financial loan covenants contained in the New Debt Facility. Although no assurances can be given, management believes that IBJ will not attempt to accelerate payment on the New Debt Facility in the near term. If a default is declared and demand is made for payment, Dynamotion would not be able to meet such demand.

         Concurrent with the aforementioned agreement, on March 20, 1996, Dynamotion issued to new investors 2,000,000 shares of its Class B Stock and warrants to purchase 330,302 shares of Dynamotion Common Stock for a total price of $2.0 million. The net proceeds were applied against the outstanding indebtedness under Dynamotion's New Debt Facility.

         In addition, in connection with such investment, Dynamotion entered into a consulting agreement, with the aforementioned investors, pursuant to which Dynamotion pays the consultant a quarterly fee equal to three-tenths of one percent of Dynamotion's net revenues for each fiscal quarter until termination of the consulting agreement, which expires in 2001. In July 1996, Dynamotion issued 250,000 shares in a private placement of its Class B Stock for a total price of $250,000. The shares are pari passu with the original issuance of Class B Stock on March 20, 1996 with the following exceptions (i) the shares have no demand registration rights and (ii) the piggyback registration rights associated with such shares are subordinate to the rights of the other shares of such preferred stock. The net proceeds of the private placement were applied against the outstanding indebtedness under Dynamotion's New Debt Facility. The Class B Stock requires an $.08 per share

                              DYNAMOTION/ATI CORP.



cumulative dividend increasing to $.12 per share in 2001. At December 31, 1996, unpaid cumulative dividends totaled $130,000.

         On August 20, 1996 Dynamotion sold substantially all of the assets (other than finished goods) associated with its ATI router product line to Advanced Technologies, Inc. ("Purchaser"). The sales price for the assets consisted of (a) $1,100,000 ($300,000 paid in cash which was applied to Dynamotion's term loan balance under the New Debt Facility with the balance of the purchase price paid by delivery to Dynamotion of a $800,000 promissory note (the "Note")) and (b) the value of certain assumed liabilities. Principal under the Note was payable monthly at a rate equal to 15% of Purchaser's monthly gross revenue and interest at prime is payable quarterly with all unpaid principal and unpaid accrued interest due on December 31, 1997. On January 3, 1997, Dynamotion negotiated with the Purchaser and accepted a $500,000 cash payment as payment in full satisfaction of the $800,000 Note. Dynamotion negotiated this settlement to fund cash flow needs and recorded an expense in December 31, 1996 for this $300,000 discount.

         Pursuant to the terms of a Finished Goods Agreement (the "Agreement"), the finished goods associated with Dynamotion's ATI router product line were to be sold to the Purchaser. Such finished goods were transferred to the Purchaser as its customers agreed to purchase the finished goods. No revenue was recognized on these transfers. The Purchaser agreed, subject to certain conditions, to acquire on December 31, 1996 all finished goods not sold to its customers on or before such date. As of December 31, 1996, Dynamotion transferred a total of $1.035 million of finished goods to accounts receivable at a recorded value of $971,000, resulting in a loss of $64,000 which is recorded as a loss on sale of division and assets in the statement of operations. Dynamotion is currently in negotiations with Purchaser to accelerate all amounts due and owing to Dynamotion and Dynamotion estimates that this will result in a discount of approximately $230,000 which has been recorded at December 31, 1996. There are no further finished goods to be transferred pursuant to the Agreement.

         Dynamotion sold substantially all of the assets associated with its PMC division on September 30, 1996 to Dynamotion's largest supplier (the "Buyer"). The purchase price for the assets consisted of (a) $1,000,000 ($300,000 note receivable from the Buyer and $700,000 reduction in $1.2 million of outstanding trade payables due the Buyer) and (b) the value of certain assumed liabilities. The $300,000 receivable was paid in full in October 1996. In addition, Dynamotion agreed to pay on or before December 31, 1996 the remaining $500,000 in outstanding trade payables to the Buyer. Currently, Dynamotion has not paid the $500,000 nor has the Buyer made demand for payment. As long as Dynamotion is able to keep current with any subsequent obligations owed to the purchaser, management believes that the Buyer will not take action to collect the outstanding $500,000 in the near term.

         As of December 31, 1996 Dynamotion's outstanding indebtedness under the New Debt Facility increased to $5.6 million from $2.6 million on March 31, 1996. The higher bank debt level is primarily attributable to two factors: 1) 1996 revenue and earnings were significantly below management's expectations and 2) delays in the collection of several large trade receivables.


ITEM 7.  FINANCIAL STATEMENTS

Financial statements required by this Item 7 are on page 33.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                              DYNAMOTION/ATI CORP.



                                    PART III


       ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         The current directors and executive officers of Dynamotion are as follows:

Name and Age                    Principal Occupation During the Past Five Years                        Director Since
------------                    -----------------------------------------------                        --------------
Jon R. Hopper, 36               Director (Chairman of the Board), President, Chief Executive              3/17/95
                                Officer since March 1995; Chief Financial Officer since
                                December 1996; President of Microelectronic Packaging America
                                from January 1993 to January 1994; President and a Director of
                                Helix Circuits from February 1991 to October 1992; Vice
                                President and Director of Lassaray Corp. from April 1989 to
                                December 1990.

Wojciech Kosmowski, 62          Director and a Vice President-Engineering of Dynamotion/ATI               7/27/93
                                division since July 1993; Founder and President of Dynamotion
                                Corp., since its inception in 1985.

Michael D. Henton, 42           Director and Corporate Secretary; President of North American             7/20/95
                                Capital Partners since 1992; Partner of Diehl & Company from
                                1990 to 1992.

Howard J. Jelinek 59            Director; Founder and Principal of Electronic Design Associates           12/18/95
                                since its inception in 1975.

Keith Hightower, 40             Director; Vice-President of Wesray Capital Corporation from                5/8/96
                                1984 to present


Frank E. Walsh III, 40          Director; Investment advisor with Jupiter Capital Company 1990             5/8/96
                                to present

Les P. Barkley, 38              Director; CEO of Cordoba International Corp. from 1994 to 1995.           2/21/96
                                Prior to joining Cordoba, Mr. Barkley served as President of
                                Sun Group International from 1980 to 1994.

In May 1996, Maurice E. Needham, Jr. resigned from all of his positions with Dynamotion.

On December 31, 1996, Kirk A Waldron resigned from his position as the Company's Chief Financial Officer.


                  SECTION 16(A) BENEFICAL OWNERSHIP REPORTING

         Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders"), to file reports of ownership and changes in ownership with regard to the Company's equity securities with the Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulation to furnish the Company with copies

                              DYNAMOTION/ATI CORP.



of all Section 16 (a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during 1996 all
Section 16 (a) filing requirements applicable to its Insiders were complied with except Mr. Barkley, Mr. Walsh and Mr. Hightower each failed to timely report one transaction.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table summarizes the compensation for the years ended December 31, 1996, 1995 and 1994 of the Company's current chief executive officer, and the Company's next most highly compensated executive officers whose salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                               Compensation
                                                                                  Awards
                                             Annual Compensation                Securities
                                   -----------------------------------          Underlying              All Other
Annual Compensaton                 Year        Salary          Bonus              Options              Compensation
------------------                 ----        ----------      --------        -------------           -------------
Jon R. Hopper (1)                  1996          $153,490      $     --             --                     $3,015 (7)
Chairman, President,               1995           122,021            --           500,000                   7,800 (4)
Chief Executive Officer, and       1994                --            --             --                         --
Chief Financial Officer

Kirk Waldron (2)                   1996          $110,810      $     --             --                   $102,505 (5)
Chief Financial                    1995                --            --             --                         --
Officer                            1994                --            --             --                         --

Wojciech Kosmowski (3)             1996          $138,005      $     --             --                     $9,998 (7)
Vice President                     1995           131,758            --           125,000                  12,200 (6)
Engineering                        1994           121,094            --            26,250                   4,000 (7)

------------------------------

(1) Effective March 17, 1995, Mr. Hopper was appointed as the Company's Chief Executive Officer and President. Effective May 1996, Mr. Hopper was appointed as the Company's Chairman of the Board. Effective December 31, 1996, Mr. Hopper was appointed the Company's Chief Financial Officer. See "Employment Contracts and Termination of Employment Arrangements."

(2) Effective December 31, 1996, Mr. Waldron resigned from his position as Chief Financial Officer of the Company. See "Employment Contracts and Termination of Employment Arrangements".

(3) Mr. Kosmowski serves as the Company's Vice President of Engineering pursuant to the terms of an Employment Agreement. See "Employment Contracts and Termination of Employment Arrangements."

(4) Represents consulting fees paid to Mr. Hopper in 1995 until commencement of Mr. Hopper's employment with the Company.

                              DYNAMOTION/ATI CORP.



(5) Other compensation includes a $100,000 severance payment accrual payable during fiscal 1997. See "Employment Contracts and Termination of Employment Arrangements."

(6) Represents $4,200 of term life insurance premiums paid by the Company on behalf of Mr. Kosmowski and a Company vehicle with a fair market value of approximately $8,000 given to Mr. Kosmowski.

(7) Represents term life insurance premiums paid by the Company on behalf of these named executive officers.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

         During 1996, no options or SAR's were granted pursuant to any stock option plans relative to the individuals named in the Summary Compensation Table.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

       The following table sets forth certain information with respect to unexercised options to purchase shares of common stock granted to the individuals named in the Summary Compensation Table. None of such individuals exercised any stock options during the year ended December 31, 1996.

                         FISCAL YEAR-END OPTION VALUES

                                                                Number of                          Value of
                                                           Unexercised Options               in-the-Money Options
                                                                at FY-End                        at FY-End (1)
                             Shares                    ----------------------------     -----------------------------
                            Acquired
                                  on       Value                           Non-                              Non-
                            Exercise      Realized     Exercisable      Exercisable      Exercisable      Exercisable
                            --------      --------     -----------      -----------      -----------      -----------
Jon R. Hopper                 --            --          463,750           36,250         $430,938          $36,250
Kirk A. Waldron               --            --           62,500               --           62,500              --
Wojciech Kosmowski            --            --           44,375          106,875           31,250           93,750

(1) At December 31, 1996, the closing bid price was $2.00 for the Company's Common Stock on the NASDAQ Small-Cap Market.

                              DYNAMOTION/ATI CORP.



DIRECTORS COMPENSATION

         The Company has no standard arrangement pursuant to which its directors are compensated in their capacity as directors. Since March 1996, Mr. Jelinek has received a monthly retainer of $1,000. Mr. Barkely received a monthly retainer of $2,500 from March 1996 through September 1996. Additionally, each non-employee member, with the exception of Messrs. Hightower and Walsh, received 62,500 options to purchase common stock shares at an exercise price of $1.60 per share in February 1996.

         On March 20, 1996, the Company also entered into a five year agreement with Emptor Capital, a New Jersey investment firm of which Messrs. Hightower and Walsh are principals, whereby consulting and advisory services in the areas of finance, business management, marketing and general management will be provided for the quarterly fee of 3/10% of Dynamotion's net revenues. "See
Item 12. Certain Relationships and Related Transactions."

         Since July 1995, Mr. Henton has been retained by the Company as an independent consultant providing investor and financial consulting services to the Company. Mr. Henton receives compensation at a rate of $1,000 per month for his services.

         Since October 1996, Mr. Barkley has been retained by the Company as an independent consultant providing business development services to the Company. Mr. Barkley receives compensation at a rate of $10,000 per month for his services.

         Employee directors of the Company are not paid any fees or reimbursements, as such, for service on the Board.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Jon R. Hopper, the Company's current Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer is a party to an employment agreement with the Company which expires on July 31, 1999. Pursuant to the employment agreement, Mr. Hopper will receive base compensation at a rate of $150,000 per year plus customary benefits and a bonus compensation at a rate equal to 10% of the Company's pre-tax profits during 1996, 7.5% during 1997, 5% during 1998, and 2.5% during 1999, pro rated for the seven month period. Additionally, pursuant to the terms of the employment agreement , Mr. Hopper was granted stock options to purchase: (i) 31,250 shares of Common Stock at an exercise price of $1.63, the fair market value of the underlying shares of Common Stock on October 19, 1995, which became 100% exercisable immediately upon issuance; (iii) 375,000 shares of Common Stock which at an exercise price of $1.00, the fair market value of the underlying shares, on December 29, 1995 became 100% exercisable, immediately upon issuance; (iv) and 72,500 shares of common stock at an exercise price of $1.00, the fair market value of the underlying shares, on December 29, 1995, which were 25% exercisable immediately upon issuance and the remaining options vest ratably over a three year period. Additionally, pursuant to the terms of the Employment Agreement, upon occurrence of a Change in Control Event (as defined below), all remaining stock options granted to Mr. Hopper will vest and become immediately exercisable for the duration of their term. A Change in Control Event is any liquidation or dissolution of the Company, consolidation or merger involving the Company, and sale or transfer of all or substantially all of the Company, or any exchange by the stockholders of the Company of 50% or more of the shares of the Company for securities of another entity.

         During 1995, Kirk A. Waldron was a party to an employment agreement (the "Waldron Employment Agreement") with the Company which provided for an annual base salary in the amount of $100,000 per year plus customary benefits and a bonus compensation at a rate equal to 2% of the Company's pre-tax profit. On September 12, 1996, the Company and Mr. Waldron entered into an employment resignation agreement (the "Termination Agreement") which terminated and superseded all of Mr. Waldron's prior employment agreements.

                              DYNAMOTION/ATI CORP.



Effective December 31, 1996, and in connection with Mr. Waldron's resignation from his position as Chief Financial Officer, the Waldron Employment Agreement was terminated and superseded by an Employment and Termination Agreement between the Company and Mr. Waldron. Pursuant to the Termination Agreement, Mr. Waldron will be paid $100,000 during the 1997 fiscal year as a severance payment, payable in 26 equal bi-weekly installments of approximately $3,850, commencing January 1, 1997, and ending December 31, 1997. The Termination Agreement further provides that Mr. Waldron was granted an option to purchase 62,500 shares of the Company's Common Stock at a price of $1.00 per share, the fair market value at the time the Termination Agreement was entered into. The options were immediately exercisable.

         Mr. Wojciech Kosmowski has an employment agreement with the Company which terminates in 1998, with an annual base salary in 1996 of $138,000 plus customary benefits generally available to all full time employees of the Company. In addition, pursuant to the terms of his employment agreement, Mr. Kosmowski is entitled to the use of a Company furnished automobile for both Company and personal purposes and is entitled to designate beneficiaries of a term life insurance policy provided by the Company. During 1995, the Company transferred title of Mr. Kosmowski's Company automobile to him, with a fair market value of approximately $8,000. Mr. Kosmowski's annual base salary is subject to minimum increases in the amount of 5% on each of January 1, 1996 and 1997 and such additional increases as the Board of Directors, at its discretion, may determine. Pursuant to the terms of the employment agreement, Mr. Kosmowski is entitled to receive annual bonuses based upon the achievement of certain performance criteria by the Dynamotion/ATI division. The performance criteria upon which the annual bonus payable to Mr. Kosmowski is determined is set forth in the employment agreement and is based upon the fiscal year gross profits realized by the Dynamotion/ATI division. No such annual bonus was earned for the 1996 fiscal year. The employment agreement further provides that during the term of the agreement, the Company shall use its best efforts to fix and maintain a Board of Directors of no more than seven persons and the Company will nominate Mr. Kosmowski as a member of the Company's Board of Directors at any annual or special meeting at which the Company's stockholders will be entitled to vote on such matter.

                              DYNAMOTION/ATI CORP.



ITEM 11. INFORMATION CONCERNING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 1, 1997, certain information relating to the ownership of Dynamotion's capital stock by (I) each director, (ii) all directors and officers as a group, and (iii) any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934), known by Dynamotion to own beneficially 5% or more of the capital stock. Except as otherwise indicated, the shareholders listed in the table below have sole voting and investment power with respect to the shares indicted.


                                                                                                                  Percentage
                                                                                                                          of
                                 Class A Stock                Class B Stock                  Common Stock        Shareholder
                              ---------------------       -----------------------      -----------------------         Total
                              Number        Percent       Number  of      Percent      Number  of       Percent       Voting
Name and Address             of Shares     of Class         Shares       of Class        Shares         of Class       Power
----------------             ---------     --------       ----------     --------      -----------      --------  ----------
Jon R. Hopper (2)(7)                 0            0                 0           0      463,750(4)(5)       14.0       7.1
1639 E. Edinger Avenue
Santa Ana, CA  92705

Michael D. Henton(2)(13)             0            0                 0           0       62,500(6)           2.2       1.0
1500 Quail Street, Ste. 550
Newport Beach, CA 92660

Wojciech Kosmowski (2)               0            0                 0           0      309,264(4)(8)      10.17       5.11
1639 E. Edinger Avenue
Santa Ana, CA  92705

Les Barkely (2)                      0            0                 0           0       82,500(6)           2.8       1.3
18201 Von Karman, Ste. 460
Irvine, CA  92715

Howard J. Jelinek (2)                0            0                 0           0       62,500(6)           2.2       1.0
119 Sunset Terrace
Laguna Beach, CA  92651

H. J. Meyers & Co.,          102,500(9)         9.8                 0           0           0                 0       2.4
Inc. (3)
180 Maiden Lane
New York, NY  10038

Royal Miles                          0            0           250,000(10)    11.1           0                 0       4.6
P.O. Box 238
Northvale, NJ  07647

Dynamotion Investment                0            0         2,000,000(10)    88.9      330,302(11)         10.4       36.5
L.L.C. (12)
Keith Hightower
Ted Walsh
339 South Street
Morristown, NJ  07950

All Directors and                    0            0         2,000,000        88.9       1,304,253          33.6       35.2
Executive Officers as a
Group (7 persons)

_____________

1) Percent of class calculated on the basis of the amount of outstanding securities, plus for each individual, such securities which the individual has the right to acquire within 60 days of March 1, 1997 pursuant to options, warrants, conversion privileges or other rights.

                              DYNAMOTION/ATI CORP.



2)       Director of Dynamotion.

3) The natural person exercising dispositive and voting power with regard to Dynamotion's securities held by H.J. Meyers & Co., Inc. (formerly known as Thomas James Associates, Inc.) is James Villa, the President of H.J. Meyers & Co., Inc.

4) Includes 21,250 and 19,688 shares of Dynamotion Common Stock issuable upon exercise of options granted under Dynamotion's 1991 Stock Option Plan to Messrs. Hopper and Kosmowski, respectively.

5) Includes 31,250 shares of Dynamotion Common Stock issuable upon exercise of immediately exercisable options granted under Dynamotion's 1993 Acquisition Stock Option Plan to Mr. Hopper. Includes 36,250 shares of Dynamotion Common Stock issuable upon exercise of immediately exercisable options granted under Dynamotion's 1995 Executive Stock Option Plan to Mr. Hopper. Includes 375,000 shares of Dynamotion Common Stock issuable upon exercise of immediately exercisable options granted.

6) Includes 62,500, 82,500 and 62,500 of shares to Mr. Jelinek, Mr. Barkley, and Mr. Henton, respectively, of Dynamotion Common Stock issuable upon exercise of immediately exercisable options granted.

7) Effective May 8, 1996 Mr. Hopper was appointed the Chairman of the Board of Dynamotion.

8) Includes 15,625 each of shares of Common Stock issuable upon exercise of immediately exercisable options granted under Dynamotion's 1995 Comprehensive Stock Option Plan and 1995 Executive Stock Option Plan, and 258,326 shares of Dynamotion Common Stock owned by Mr. Kosmowski.

9) Represents share of Class A Stock issuable upon exercise of warrants issued to the underwriters of the preferred stock offering in July 1993. As a condition to consummation of the Merger, these warrants will be terminated.

10)      Represents new shares of Class B Stock.

11) Represents warrants to acquire 330,302 shares of Dynamotion Common Stock. As of the date of this Proxy Statement/Prospectus, these warrants were exercised.

12) Ted Walsh and Keith Hightower, each a director of Dynamotion, are affiliates of Dynamotion Investment L.L.C. and may be deemed to share voting and investment power as to all such shares.

13)      Corporate Secretary of Dynamotion.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION AND DIVESTITURE OF VISION TEN, INC./OXBERRY DIVISION

         On March 30, 1995, the Company sold its Oxberry division (the "Oxberry Sale") to Oxberry L.L.C., a limited liability company controlled by Dr. Thumim, formerly a Vice President and director of the Company. On April 3, 1995, the Company sold its 53% interest in its subsidiary Vision Ten, Inc. ("Vision Ten") to Dr. Thumim, as nominee for the Thumim Family Partnership, LP, a New Jersey limited partnership. Dr. Thumim resigned on March 31, 1995 as a Director and Vice President of the Company.

                              DYNAMOTION/ATI CORP.




         During the first quarter of fiscal year 1995, Dynamotion leased a manufacturing facility located in Carlstadt, New Jersey from Dr. Thumim. In connection with the Oxberry Sale, all future obligations of the Company arising under the lease were transferred to Oxberry L.L.C.

         The sales price of the 53% interest in Vision Ten was $103,000. The consideration paid to Dynamotion by Oxberry L.L.C. for the assets of the Oxberry division was $247,000, plus the assumption of certain liabilities.

DYNAMOTION SHAREHOLDERS AGREEMENT

         In connection with the Acquisition of Dynamotion Corp., Dynamotion entered into a Shareholders Agreement with Mr. Mark Murphy, a former Vice President of Dynamotion, and the Dynamotion stockholders, including Mr. Kosmowski. The Shareholders Agreement provided that 250,000 shares were subject to a put feature which obligated Dynamotion to repurchase shares at a price of $14.00 per share, to be settled (at Dynamotion's option) in either cash or shares of the Company's Common Stock with a total trading price of $3,500,000. The put feature was exercised by the holders thereof on November 27, 1995, resulting in the issuance of approximately 612,000 shares of Common Stock. Mr. Kosmowski beneficially received 164,575 additional shares of Dynamotion Common Stock and Mr. Murphy beneficially received 65,838 additional shares of Dynamotion Common Stock.

CLASS B PREFERRED STOCK

         On March 20, 1996, Dynamotion issued to Dynamotion Investment L.L.C., organized by Emptor Capital, a New Jersey investment firm of which two individuals are directors on the Company's Board of Directors, 2,000,000 new shares of Class B stock and warrants described below in exchange for $2,000,000. The Class B Stock is entitled to receive an annual 8% cumulative dividend, payable in cash or shares of common stock at the option of Dynamotion. Each share of Class B Stock is convertible to approximately .99 shares of Dynamotion Common Stock at any time. Each holder of Class B Stock originally had the right to put the shares back to Dynamotion any time after the fifth anniversary of their issuance date for cash at a price equal to the liquidation value ($1.00 per share) thereof, plus all accrued and unpaid dividends. (See paragraph following). The Class B Stock votes with the Dynamotion Common Stock as a single class on most corporate matters with each share of Class B Stock entitled to the number of votes equal to the number of shares of Dynamotion Common Stock into which it is convertible. The Class B Stock also contains demand registration rights once converted to Dynamotion Common Stock. In connection with the issuance of Class B Stock, Dynamotion issued warrants to acquire 330,302 shares of Dynamotion Common Stock at $1.01 per share. The warrants expire on March 25, 2001 and were recorded at their estimated fair value of $270,000. Approximately $266,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of Class B Stock. The carrying value of the Class B Stock is being accreted to redemption value over a five year period by a charge to accumulated deficit.

         Both the Class B Stock and the Dynamotion Common Stock warrants issued to the holders thereof contain anti-dilution provisions that will increase the Dynamotion Common Stock issuable upon the occurrence of certain events. Dynamotion has also entered into an agreement to issue a warrant to acquire
 .538 shares of Dynamotion Common Stock for each share of Dynamotion Common Stock acquired with the warrants issued in connection with the issuance of Class A Stock discussed in Note 9 of the Company's Notes to Financial Statements. The warrant would provide for a purchase price equal to the weighted average price paid by the Class A Stock warrant holders. The warrant is to be issued in July 1998 and expires on March 20, 2001. The agreement also contains acceleration clauses in the event of the sale of 50% or more of Dynamotion's Capital Stock.

         On November 22, 1996, the holders of Dynamotion's Class B Stock voted to amend the provisions of Dynamotion's Certificate of Incorporation regarding redemption of such stock. Each holder of Class B Stock had the right to put the shares back to Dynamotion any time after the fifth anniversary of their issuance date for cash at a price equal to the liquidation value ($1.00 per share) thereof, plus all accrued and unpaid dividends. In the

                              DYNAMOTION/ATI CORP.



amendment, the investors agreed to relinquish control of the put feature to Dynamotion in return for an increase in the annual dividend rate to $0.12 per share on March 21, 2001, and further increase by one cent per share on each anniversary of such date up to a maximum of $0.20 per share. At December 31, 1996, cumulative but undeclared dividends on Class B Stock were $130,000.

MANAGEMENT AGREEMENT

         On March 20, 1996, the Company also entered into a five year agreement with Emptor Capital, a New Jersey investment firm affiliated with Dynamotion Investment L.L.C., whereby consulting and advisory services in the areas of finance, business management, marketing and general management will be provided for the quarterly fee of 3/10% of Dynamotion's net revenues.

INTERESTS OF CERTAIN PERSONS IN THE MERGER

         Certain options granted to officers, directors and employees of Dynamotion under Dynamotion's various stock option plans and agreements (whether or not currently exercisable) will, pursuant to their terms, be exercisable during the thirty-day period before the consummation of the proposed merger with ESI (the "Merger"), and certain other of such options (whether or not currently exercisable) will, pursuant to their terms, become fully exercisable upon consummation of the Merger.

         If the Merger occurs, Dynamotion Investment L.L.C. will receive the accrued dividends on its Class B Stock. In addition, upon consummation of the Merger, Dynamotion Investment L.L.C. will receive from Dynamotion reimbursement of certain out-of-pocket expenses related to its investment in Dynamotion, and Emptor Management L.L.C. (an affiliate of Dynamotion Investment L.L.C.) will receive from Dynamotion certain consulting fees and reimbursement of certain out-of-pocket expenses related thereto. Keith Hightower and Ted Walsh (both directors of Dynamotion) are affiliates of Dynamotion Investment L.L.C. and Emptor Management L.L.C.

         Jon Hopper (an officer and director of Dynamotion) and Wojciech Kosmowski (an officer and director of Dynamotion) will, following the Merger, continue to be employed by the surviving corporation pursuant to the terms of their current employment agreements (with certain amendments reflecting their new positions with the surviving corporation). SEMCO International, L.L.C., a company of which Les Barkley (a director of Dynamotion) is the principal, will, following the Merger, continue to provide consulting services to the surviving corporation pursuant to the terms of its current consulting agreement.

                              DYNAMOTION/ATI CORP.




ITEM 13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits.

Exhibit Number         Description
--------------         -----------
      3a.(1)           Certificate of Incorporation. Exhibit incorporated by
                       reference to the Company's Registration Statement of Form
                       S-1, File No. 33-38537.

      3a.(2) Form of Certificate of Amendment of Restated Certificate of Incorporation. Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, File
                       No. 33-59886.

      3a.(3) Certificate of Amendment of the Certificate of Incorporation. Incorporated by reference to Exhibit
                       3a(3) to Registrants Form 10-K for the fiscal year ended
                       December 31, 1995.

      3a.(4) Certificate of Amendment of the Certificate of Incorporation. Incorporated by reference to Exhibit 3a(3) to Registrants Form 10-K for the fiscal year ended
                       December 31, 1995.

      3a.(5)           Certificate of Amendment of the Restated Certificate of
                       Incorporation, dated March 20, 1996. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      3a.(6) Certificate of Amendment of the Certificate of Incorporation, dated November 22, 1996. Exhibit incorporated by reference to the Company's Form 8-K filed on November 25, 1996.

      3b. By-laws. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File No.
                       33-38537.

      4a. Specimen Common Stock Certificate. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File No. 33-38537.

      4b. Specimen Common Stock Purchase Warrant. Exhibit incorporated by reference to the Company's Registration
                       Statement of Form S-1, File No. 33-38537.

      4c.              Form of Warrant Agreement between the Company and
                       American Stock Transfer and Trust Company, Inc. Exhibit incorporated by reference to the Company's Registration
                       Statement of Form S-1, File No. 33-38537.

      4d. Form of Warrant Agreement, dated July 27, 1993 between the Company and the transfer and Warrant Agent including form of Class A Common Stock Purchase Warrant. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      4e. Specimen Preferred Stock Certificate. Exhibit incorporated by reference to the Company's Registration
                       Statement on Form SB-2, File No. 33-59886.

      4e.(1) Specimen Class B Preferred Stock Certificate. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

                              DYNAMOTION/ATI CORP.




      4f. Form of Warrant Agreement, dated March 20, 1996, between the Company and Dynamotion Investment L.L.C., (as
                       Holder). Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31,
                       1995.

      4g. Registration Rights Agreement, dated March 20, 1996, between the Company and Dynamotion Investment L.L.C.
                       Exhibit incorporated by reference to the Company's Form
                       10-KSB for the year ended December 31, 1995.

Executive Compensation Plans and Arrangements

      10a. Cybernetics Products, Inc. 1991 Stock Option Plan as amended February 3, 1992. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      10b. (1)         Dynamotion/ATI Corp. 1995 Executive Stock Option Plan.
                       Exhibit incorporated by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995.

      10b. (2)         Dynamotion/ATI Corp. 1995 Comprehensive Stock Option
                       Plan. Exhibit incorporated by reference to the Company's
                       Annual Report on Form 10-K for the year ended December
                       31, 1995.

      10b.(3)          Employment Agreement, dated August 1, 1995, between the
                       Company and Jon R. Hopper.

      10c.             Cybernetics Products, Inc. 1993 Acquisition Stock Option
                       Plan.  Exhibit incorporated by reference to the Company's
                       Annual Report on Form 10-K for the year ended December
                       31, 1993.

      10d.             Consulting Agreement, dated March 20, 1996, between the
                       Company and Emptor Management L.L.C. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10e. 1992 Performance Bonus Plan of the Company. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

Other Material Agreements

      10j.             Amendments to Agreement of Lease, dated February 19,
                       1993, between the Company and the lessor. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      10l.(1)          Amendments to Warrant Purchase Agreement and Common Stock
                       Purchase Warrant. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File
                       No. 33-38537.

      10s.             $500,000 Convertible Subordinated Note, dated July 27,
                       1993, as executed by the Company in favor of John V.
                       Atanasoff, III. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993.

      10t.             $500,000 Convertible Subordinated Note, dated July 27,
                       1993, as executed by the Company in favor of Signal
                       Capital Corporation. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                              DYNAMOTION/ATI CORP.





      10u. Form of Letter Agreement between the Company and the Underwriter relating to mergers and acquisitions.
                       Exhibit incorporated by reference to the Company's
                       Registration Statement of Form S-1, File No. 33-38537.

      10v.             Form of Escrow Agreement among the Company, American
                       Stock Transfer and Trust Company, and the Company's shareholders. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File No.
                       33-38537.

      10w. Form of Existing Shareholders' Agreement. Exhibit incorporated by reference to the Company's Registration
                       Statement of Form S-1, File No. 33-38537.

      10aa.            Form of Letter Agreement among the Company, Dynamotion,
                       Wojciech Kosmowski and Mark Murphy. Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-59886.

      10ii Asset Purchase Agreement, dated August 4, 1995, between the Company (as seller) and John W. Merchant (as purchaser). Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1995.

      10kk.            Settlement Agreement, dated March 20, 1996, between the
                       Company and John V. Atanasoff. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended
                       December 31, 1995.

      10ll. Waiver and Amendment Agreement, dated March 20, 1996, between the Company and John V. Atanasoff. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10mm.            $7,000,000 Revolving Credit and Security Agreement, dated
                       March 20, 1996, between the Company (as borrower) and IBJ
                       Schroder Bank and Trust Co. (as lender and as agent).
                       Exhibit incorporated by reference to the Company's Form
                       10-KSB for the year ended December 31, 1995.

      10nn. Stock Purchase Agreement, dated March 20, 1996, between the Company and Dynamotion Investment L.L.C. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10oo. Shareholders Agreement, dated March 20, 1996, by and among Jon R. Hopper, Dynamotion Investment L.L.C. and the
                       Company. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31,
                       1995.

      10pp. Memorandum of Understanding, dated March 29, 1996, between the Company and Dynamotion Investment L.L.C., in reference to the Stock Purchase Agreement. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10qq. Purchase and Sale Agreement, dated, August 20, 1996, regarding the sale of the ATI router product line between the Company and the buyer Advanced Technology Inc.
                       Exhibit incorporated by reference to the Company's Form
                       8-K filed on October 16, 1996.

                              DYNAMOTION/ATI CORP.


      10rr. Purchase and Sale Agreement, dated September 30, 1996, regarding the sale of the Production Machine Control division between the Company and the buyer PMC
                       Electronics, Inc. Exhibit incorporated by reference to the Company's Form 10-QSB filed on November 15, 1996.

      10ss. Agreement of Reorganization and Merger dated as of January 24, 1997, among Electro Scientific Industries,
                       Inc., Dynamotion/ATI Corp., Dynamotion Merger Corp. and certain key shareholders of Dynamotion/ATI Corp. Exhibit incorporated by reference on the Company's Form 8-K filed on February 4, 1997.

      10tt.            Voting Agreement dated as of January 24, 1997, between
                       Electro Scientific Industries, Inc., and certain shareholders of Dynamotion/ATI. Exhibit incorporated by reference on the Company's Form 8-K filed on February 4, 1997.

      11.1             Net loss per Common Share.

      23.1             Consent of Independent Certified Public Accountants.
                       Exhibit incorporated by reference on the Company's Form
                       8-K filed on February 4, 1997.

      27.              Financial data schedule.

                              DYNAMOTION/ATI CORP.




Reports on Form 8-K

A report on Form 8-K/A was filed on October 16, 1996 related to the sale of the Company's ATI router product line.

A report on Form 8-K was filed on November 25, 1996 related to an amendment of the provisions of the Company's Certificate of Incorporation regarding redemption of the Company's Class B Redeemable Cumulative Convertible Preferred Stock.

A report on Form 8-K was filed on February 4, 1997 related to the Company's signing of a merger agreement dated January 24, 1997 with Electro Scientific Industries, Inc.

                              DYNAMOTION/ATI CORP.




                   INDEX TO DYNAMOTION'S FINANCIAL STATEMENTS



                                                                                                       Page
                                                                                                       ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

Balance Sheets at December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996   . . . . . . . . . . . . 39

Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1994,
1995 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . 41

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

                              DYNAMOTION/ATI CORP.





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Dynamotion/ATI Corp.
Santa Ana, California


We have audited the accompanying balance sheets of Dynamotion/ATI Corp. as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamotion/ATI Corp. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. In addition, the Company is in default of the terms of its bank financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. These plans include a merger with Electro Scientific Industries, Inc. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anaheim, California                                MCGLADREY & PULLEN, LLP
March 7, 1997

                              DYNAMOTION/ATI CORP.





                          INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Dynamotion/ATI Corp.
(formerly known as Cybernetics Products, Inc.)


We have audited the consolidated balance sheet of Dynamotion/ATI Corp. (formerly known as Cybernetics Products, Inc.) and subsidiaries for the year ended December 31, 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamotion/ATI Corp. and subsidiaries for the year ended December 31, 1994, and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Dynamotion/ATI Corp. and subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements for the year ended December 31, 1994, the Company is currently not in compliance with certain financial covenants contained in its revolving credit facility and is delinquent in the repayment of the over advance portion of this facility made available to the Company subsequent to December 31, 1994. The Company's recent losses from operations as well as other operational matters have negatively affected the Company's liquidity. Therefore, the Company is in the process of seeking alternative forms of capital to supplement its existing credit facility. There can be no assurance that the Company will be successful in overcoming its liquidity problem or that alternative sources of capital will be available on terms satisfactory to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements for the year ended December 31, 1994.
The financial statements do not include any adjustment relating to the recoverability and classification

                              DYNAMOTION/ATI CORP.



of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                        FELDMAN RADIN & CO., P.C.
                                        Certified Public Accountants


February 17, 1995
New York, New York

                              DYNAMOTION/ATI CORP.



                                 BALANCE SHEETS

                                ASSETS (NOTE 3)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                               DECEMBER 31,
                                                                          1995              1996
                                                                          ----              ----
CURRENT ASSETS:
  Trade accounts receivable, less allowance
    for doubtful accounts of 1995 $121; 1996 $101;
    (Notes 12 and 14)                                                   $ 3,803           $ 4,359
  Other receivables, net of allowance for doubtful
    accounts 1995 $0; 1996 $230 (Note 1)                                     72               614
  Notes receivable - current (Note 11)                                       67                --
  Inventories (Note 2)                                                    6,401             3,761
  Prepaid expenses and other current assets                                  45                63
                                                                       -------             ------
    TOTAL CURRENT ASSETS                                                 10,388             8,797

MACHINERY AND EQUIPMENT, net (Note 2)                                     1,110             1,049

NOTES RECEIVABLE, long term net of allowance
   for doubtful notes 1995 $0; 1996 $100 (Note 11)                          183               145

PATENTS, net (Note 2)                                                     3,423             3,099
                                                                        -------           -------
                                                                        $15,104           $13,090
                                                                        =======           =======




                       SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.



                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                DECEMBER 31,
                                                                           1995               1996
                                                                        --------           -------
CURRENT LIABILITIES:
  Accounts payable (Note 1)                                            $  4,532            $ 4,162
  Unfunded disbursements                                                    487                187
  Revolving credit facility (Note 3)                                      2,148              3,658
  Note payable to bank (Note 3)                                              --              1,950
  Current maturities of long-term debt (Notes 4 and 14)                     582                802
  Accrued commissions                                                       783                787
  Accrued payroll and related expenses                                      345                540
  Customer deposits                                                          --                574
  Other current liabilities                                               1,438              1,065
                                                                       --------            -------
    TOTAL CURRENT LIABILITIES                                            10,315             13,725

LONG-TERM DEBT (Note 4)                                                   3,053                263
                                                                       --------            -------

COMMITMENTS AND CONTINGENCIES (Notes 3, 7, 8, 13 and 14)

SHAREHOLDERS' EQUITY (DEFICIT) (Notes 8 & 9):
  Convertible and redeemable Class A preferred stock,
    non-cumulative at $.44 per share, $.01 par value,
    liquidation preference $5.50 per share, authorized
    2,062,500 shares, issued and outstanding 1995
    1,001,964; 1996 943,279 shares                                           10                 10

 Convertible Class B preferred stock, 8% cumulative,
    $.01 par value (liquidation preference $1.00 per
    share), authorized 2,250,000, issued and                                 --                 22
    outstanding 2,250,000

  Common stock, $.04 par value, authorized 20,000,000 shares, issued and outstanding 1995 2,530,148; 1996
    2,837,456 shares                                                        101                113

  Additional paid-in capital                                             15,181             17,618
  Common Stock Warrants                                                     --                 270
  Accumulated deficit                                                   (13,556)           (18,931)
                                                                       --------           --------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 1,736               (898)
                                                                       --------           --------
                                                                       $ 15,104           $ 13,090
                                                                       ========           ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.



                            STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                        (IN 000'S, EXCEPT SHARE AMOUNTS)

                                                    1994             1995             1996
                                                    ----             ----             ----
REVENUES (Notes 12 and 15)                     $   15,934       $   20,512       $  16,214

COSTS AND EXPENSES
     Cost of sales                                 10,536           17,075          12,992
     Selling, general and
       administrative expenses
        (Notes 7 and 10)                            3,321            4,473           4,516
     Research and development                       1,424            1,464           1,729
     Amortization of intangible
       assets                                         788              791             417
     Loss on sale of division
       and assets (Note 1)                             --               --             575
     Goodwill write-off (Note 5)                       --            3,517              --
                                               ----------       ----------       ---------
       Total costs and expenses                    16,069           27,320          20,229
                                               ----------       ----------       ---------

LOSS FROM OPERATIONS                                (135)          (6,808)         (4,015)

     Interest expense, net                          (325)            (614)           (750)
                                               ----------       ----------       ---------

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES
                                                    (460)          (7,422)         (4,765)

     Income tax benefit (Note 6)                      150              264              --
                                               ----------       ----------       ---------

LOSS FROM CONTINUING
OPERATIONS                                          (310)          (7,158)         (4,765)
                                               ----------       ----------       ---------

DISCONTINUED OPERATIONS
     (Note 1)
     Loss from discontinued
           operations                                (75)            (170)              --
     Loss on disposal (after
       applicable income tax
       benefit of $1,113)                         (2,695)             --                --
                                               ----------       ----------       ---------

     Total loss from
       discontinued operations                    (2,770)            (170)              --
                                               ----------       ----------       ---------

NET LOSS (Notes 1 and 14)                      $  (3,080)       $  (7,328)       $ (4,765)
                                               ==========       ==========       =========

NET LOSS PER COMMON SHARE:
     (Primary and Fully Diluted)
     Loss from continuing
       operations                              $    (.68)       $   (4.43)       $  (1.82)
     Loss from discontinued
       operations                              $   (2.30)       $    (.10)       $      --
                                               ----------       ----------       ---------
     Net loss (Notes 4 and 9)                  $   (2.98)       $   (4.53)       $  (1.82)
                                               ==========       ==========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING
                                                1,203,771        1,728,487       2,731,313
                                            =============       ==========       =========


                                        SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.




                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)


                                          Shares                      Par Values
                                 -------------------------    --------------------------  Additional              Common
                                          Class A   Class B           Class A    Class B   Paid-In   Accumulated  Stock
                                 Common     Pref.    Pref.    Common    Pref.       Pref.  Capital      Deficit   Warrants   Total
                                 ------     -----    -----    ------    -----       -----  -------      -------   --------   -----
BALANCE AT DECEMBER 31,
  1993                          1,102      1,567         --     $ 44      $ 15      $  --    $13,818     $(2,302)    $ --   $11,575

Preferred stock converted to
  common stock                    171       (343)        --        7        (3)        --         (3)          --      --         1
Shares issued in acquisition
   of Vision Ten Inc.             101         --         --        4        --         --        410           --      --       414
Common Shares issued for
  Class A preferred stock
  dividend                         61         --         --        2        --         --        334         (336)     --       --
Net loss                           --         --         --       --        --         --         --       (3,080)     --    (3,080)
                                -----      -----     ------     ----      ----       ----    -------      -------    ----   -------
BALANCE AT DECEMBER 31,
  1994                          1,435      1,224         --       57        12         --     14,559       (5,718)     --     8,910

Preferred stock converted to
  common stock                    111       (222)        --        4        (2)        --         (2)          --      --        --
Stock options exercised            57         --         --        2        --         --          2           --      --         4
Common Shares issued for
  Class A preferred stock
  dividend                        165         --         --        7        --         --        503         (510)     --        --
Shares issued in put feature      612         --         --       25        --         --        (25)          --      --        --
Sale of common stock              150         --         --        6        --         --        144           --      --       150
Net loss                           --         --         --       --        --         --         --       (7,328)     --    (7,328)
                                -----      -----     ------     ----      ----       ----    -------      -------    ----   -------
BALANCE AT DECEMBER 31,
  1995                          2,530      1,002         --      101        10         --     15,181      (13,556)     --     1,736

Preferred stock converted to                             --        1                   --                              --        --
  common stock                     60        (59)                                                 (1)          --
Stock Compensation expense         --         --         --       --                   --         59           --      --        59
Issuance of Class B preferred      --         --      2,250       --                   22      1,692           --     270     1,984
 stock and common stock
  warrants
Common Shares issued for          195         --         --        8        --         --        392         (400)     --       --
  Class A preferred stock                                                   --
  dividend                                                                  --
Accretion of discount on           --         --         --       --                   --         80                   --
  Class B preferred stock                                                                                     (80)              --
Accrual of cumulative              --         --         --       --        --         --        130                   --
  dividend on Class B                                                                                        (130)              --
  preferred stock
Sale of common stock               52         --         --        3      ----         --         85           --      --        88
Net loss                           --         --         --       --        --         --        --        (4,765)     --    (4,765)
                                -----      -----     ------     ----      ----       ----    -------      -------    ----   -------
BALANCE AT DECEMBER 31,
  1996                          2,837        943      2,250     $113      $ 10       $ 22    $17,618      $(18,931)  $270   $  (898)
                                =====      =====     ======     ====      ====       ====    =======      ========   ====   =======





                       SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.




                            STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31
                                                                          -----------------------
                                                                1994               1995             1996
                                                                ----               ----             ----
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $(3,080)       $(7,328)         $(4,765)

   Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
   Depreciation and amortization                                    1,208            801              768
   Deferred income taxes                                          (1,247)          (264)               --
   Loss (gain) on sale of equipment                                 (379)             18               --
   Loss on sale of assets                                              --             --              575
   Goodwill write-off                                                  --          3,517               --
   Other                                                               --            217              167
   Changes in operating assets and liabilities
           (Increase) decrease in accounts receivable               (784)            148            (261)
          (Increase) decrease in inventories                         (35)          (705)               47
          Decrease in prepaid expenses and
                    other assets                                      110            145               34
          Increase (decrease) in accounts payable                   (902)          1,912              374
          Increase in accrued expenses and
                    other liabilities                                 675            398              481
                                                                ---------      ---------        ---------

          NET CASH (USED IN) OPERATING ACTIVITIES                 (4,434)        (1,141)          (2,580)
                                                                --------       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                                      (650)          (795)            (657)
          Proceeds on sale of assets                                1,548             40              742
          Proceeds from the sale of discontinued operations            --            350               --
                                                                ---------        -------        ---------
       NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                                  898          (405)               85
                                                                ---------         ------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
          Increase (decrease) in unfunded disbursements                --            487            (300)
          Proceeds (payments) on revolving credit loan, net         3,014          (195)            1,510
          Net proceeds from issuance of securities                     --            154            1,994
          Proceeds from notes payable                                  --          1,044              157
          Proceeds from trade receivable                            1,275             --               --
          Proceeds from note due to shareholder                       220             --               --
          Payment on note due to shareholder                        (220)             --               --
          Principal payments on long-term debt                    (1,003)          (156)            (778)
          Proceeds from equipment financing                           403             --               --
          Payment of deferred financing fees                        (259)           (47)             (88)
                                                                ---------       --------        ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                    3,430          1,287            2,495
                                                                ---------         ------          -------

NET (DECREASE) IN CASH                                              (106)          (259)               --
                                                                ---------        -------        ---------
CASH - Beginning of period                                            365            259               --
                                                                ---------        -------        ---------
CASH - End of period                                            $      59       $     --        $      --
                                                                =========       ========        =========
CASH PAID FOR INTEREST                                          $     329       $    520        $     623
                                                                =========       ========        =========


 Supplemental disclosure of non-cash financing and investing activities (Notes
                                  1, 8 and 9)

                       SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.



                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



1.       THE COMPANY

Dynamotion/ATI Corp. (the "Company") is a New York corporation formerly known as Cybernetics Products, Inc. The Company develops, manufactures and markets products and systems which are utilized in certain segments of the electronics and printed circuit board ("PCB") industries.

The Company develops, manufactures and sells a line of computer-controlled drilling machines used to produce large volumes of accurately positioned holes in PCBs. In addition, the Company also manufactures and sells, primarily to the PCB and electronics/computer industries, a line of computer-controlled routers used to cut and shape PCBs during the manufacturing process.

ACQUISITIONS AND DISPOSALS

On May 19, 1994, the Company acquired 53% of the outstanding capital stock of Vision Ten, Inc. ("Vision Ten") in exchange for 46,250 shares of the Company's common stock. Vision Ten is engaged in the business of manufacturing, marketing and selling the V-scan series of high resolution CCD X-ray film digitizers for medical and industrial applications.

On October 1, 1994, the Company acquired the assets of Computer Service Supply Corporation ("CSSC") for $80,000 in cash and a $70,000 promissory note, due December 29, 1994. Under the agreement, the Company acquired the inventory, equipment and intangible assets of CSSC which was a debtor under Chapter 7 of the United States Bankruptcy Code. The acquired division operated nationwide as a computer warranty repair and service company. The division operated under the name of Computer Services of America ("CSA").

The Company completed the sale of its Oxberry division (a manufacturer of computer graphic products) on March 30, 1995, and the sale of its 53% equity interest in Vision Ten on April 3, 1995. The total sales price was $350,000 in addition to the assumption of certain liabilities. Both of the purchasing entities are controlled by a former member of the Company's Board of Directors. On August 4, 1995, the Company sold its CSA division in exchange for the assumption of certain liabilities in the aggregate principal amount of $150,000. Accordingly, the Oxberry division, the CSA division and Vision Ten are reported as discontinued operations at December 31, 1994 and 1995. At December 31, 1995 and 1996 there were no assets remaining from these operations.

The loss from discontinued operations for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                                                   1994           1995         1996
                                                                   ----           ----         ----
Revenues                                                        $ 4,839          $  --          $ --

Cost and expenses                                                (4,914)          (170)           --
                                                                --------         ------         ----

         Loss from discontinued operations                      $   (75)         $(170)         $ --
                                                                ========         ======         ====

                              DYNAMOTION/ATI CORP.




On August 20, 1996 the Company sold substantially all of the assets (other than finished goods) associated with its ATI router product line to Advanced Technologies, Inc. ("Purchaser"). The sales price for the assets consisted of
(a) $1,100,000 ($300,000 paid in cash which was applied to the Company's term loan balance under the New Debt Facility with the balance of the purchase price paid by delivery to the Company of a $800,000 promissory note (the "Note")) and
(b) the value of certain assumed liabilities. Principal under the Note was payable monthly at a rate equal to 15% of Purchaser's monthly gross revenue and interest at prime was payable quarterly with all unpaid principal and unpaid accrued interest due on December 31, 1997. On January 3, 1997, the Company negotiated with the Purchaser and accepted a $500,000 cash payment as payment in full for the $800,000 promissory note issued in connection with the sale of its ATI router product line in the third quarter. The Company negotiated this settlement to fund cash flow needs and recorded an expense in December 1996 for this $300,000 discount.

Pursuant to the terms of a Finished Goods Agreement (the "Agreement") the finished goods associated with the Company's ATI router product line were to be
sold to the Purchaser.   Such finished goods were transferred to the Purchaser
as its customers agreed to purchase the finished goods. No revenue was recognized on these transfers. The Purchaser agreed, subject to certain conditions, to acquire on December 31, 1996 all finished goods not sold to its customers on or before such date. Payment for these finished goods was to be made through June 30, 1997. Pursuant to the terms of the Agreement, a receivable from Purchaser for $329,000 was recorded at December 31, 1996 resulting in a loss of approximately $76,000. In addition, the Company is currently in negotiations with Purchaser to accelerate all amounts due and owing to the Company, and the Company estimates that this will result in a discount of approximately $230,000 which has been recorded at December 31, 1996.


The Company sold substantially all of the assets associated with its Production Machine Control ("PMC") division on September 30, 1996 to the Company's largest supplier (the "Buyer"). The purchase price for the assets consisted of (a) $1,000,000 ($300,000 note receivable from the Buyer and $700,000 reduction in $1.2 million of outstanding trade payables due the Buyer) and (b) the value of certain assumed liabilities. The $300,000 receivable was collected in full in October 1996. In addition, the Company agreed to pay on or before December 31, 1996 the remaining $500,000 in outstanding trade payables due to the Buyer.
The Company has not paid the $500,000 nor has the Buyer made demand for payment. Subsequent to December 31, 1996, the amount will accrue interest at 8%. The Company continues to purchase product from the Buyer. As long as the Company is able to keep current with any subsequent obligations owed to the Buyer, management believes that the Buyer will not take action to collect the outstanding $500,000 in the near term.

The following unaudited pro-forma information is disclosed for the years ended December 31, 1995 and 1996 as though the ATI and PMC transactions occurred at the beginning of the periods.

                                                                 Years ended
                                                     Dec. 31, 1995         Dec. 31, 1996
                                                     -------------         -------------
                                                           (Unaudited, in thousands)
Revenue                                                  $  11,564              $ 13,520
Loss from Continuing Operations                            (8,210)               (4,729)

Net Loss                                                   (8,380)               (4,729)
Earnings (loss) per share
-------------------------

Loss from Continuing Operations                             (5.03)                (1.81)

Net Loss                                                    (5.13)                (1.81)

                              DYNAMOTION/ATI CORP.



2.       BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company. Oxberry, CSA, and the Company's interest in Vision Ten have been accounted for as discontinued operations. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

A summary of the Company's significant accounting policies follow:

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories are comprised of the following at December 31, 1995 and 1996 (in 000's):

                                                            December 31,
                                                       1995              1996
                                                       ----              ----
                Raw materials                        $3,955            $1,326

                Work-in-process                       2,059             1,717

                Finished goods                          387               718
                                                     ------            ------
                                                     $6,401            $3,761
                                                     ======            ======


Inventories are presented net of $480,000 and $452,000 at December 31, 1995 and 1996, respectively, in reserves for obsolete and slow-moving items. The Company utilizes commercially available component parts and relies on vendors for some of the special parts and subassemblies required. Although the Company currently obtains most of the components required from single sources, many of these parts are available from multiple sources. If necessary, the Company believes alternative supply sources could be developed within a reasonable period of time; however, the Company may have difficulty establishing such relationships due to its financial condition.

MACHINERY AND EQUIPMENT

Machinery and equipment are stated at cost, less accumulated depreciation of $1,205,000 and $1,433,000 at December 31, 1995 and 1996, respectively.
Included in machinery and equipment at December 31, 1996 are two assets with a net book value of $387,000 which are leased to a customer under a short-term operating lease. Depreciation is calculated under the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

                              DYNAMOTION/ATI CORP.



PATENTS AND INTANGIBLE ASSETS

The Company holds six United States patents and two European patents covering its drilling systems, which were acquired in the acquisition of Dynamotion Corporation. These patents expire between 2005 and 2013. The patent cost is amortized on a straight line basis over the estimated economic life of 13 years and aggregating $781,000 and $1,105,000 of accumulated amortization through December 31, 1995 and 1996, respectively.

On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under this Statement, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is assessed based on the gross undiscounted estimated future cash flows before interest charges. If an impairment is indicated, the amount would be determined by comparing the estimated fair value to the carrying amount of the asset being evaluated. Estimated fair value is determined using the projected cash flows discounted at a rate commensurate with the risks involved. No adjustments were required as a result of applying this new standard.

Prior to January 1, 1996, the Company evaluated its intangible assets for impairment in value based on a combination of the following methods: (i) discounted cash flow analysis projected for a 10-year period, net of interest expense, (ii) determination of the value placed by the marketplace on the intangible assets of the Company. The Company used its market capitalization based on the quoted market price of its stock, adjusted by its net tangible assets or liabilities to determine this value. If either method described above indicated a potential impairment of intangible assets, the Company policy was to compute the amount of impairment using method (ii) above and to charge current earnings for the difference between the recorded amount of intangible assets and the computed value of those assets.

REVENUE RECOGNITION

Revenue from the sale of Dynamotion's products is recognized at the time of shipment. Sales are made with the right to exchange defective merchandise. The Company provides for the cost of exchanging such products. Warranty expense for the years ended December 31, 1994, 1995 and 1996, was $414,000, $617,000 and $245,000, respectively. At December 31, 1995 and 1996, the Company has accrued $424,000 and $264,000, respectively, for future warranty claims.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE

Loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are excluded if their effect is anti-dilutive. Escrowed shares, as disclosed in Note 8, have been excluded from the computation of loss per share. The computation includes an adjustment for Class A preferred stock dividends in 1994 and 1995 and none for 1996, due to the Board's intention not to pay the

                              DYNAMOTION/ATI CORP.



Class A preferred stock dividend in 1997. Class B preferred stock dividends and accretion of stock issuance costs are considered in determining loss per share for 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments at December 31, 1996 for which it is practicable to estimate that value:

         NOTES RECEIVABLE

         As discussed in Note 11, notes receivable includes a note from a customer currently in bankruptcy. The carrying value of this note approximates fair value based on a comparison of repayment terms and interest rates to market and considering the priority position of the Company in the customer's bankruptcy filing.

         REVOLVING CREDIT FACILITY

         The carrying amount of the revolving credit facility approximates its fair value due to the variable interest rate and short term maturity.

         NOTES PAYABLE AND LONG-TERM DEBT

         The fair value of the Company's notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. For variable rate instruments, the fair market value is based on the carrying value. At December 31, 1996 and 1995, the carrying amount approximates fair value.

3.       REVOLVING CREDIT FACILITY

On March 20, 1996, the Company entered into a new loan agreement with IBJ superseding all terms of the prior agreements (the "New Debt Facility"). The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a line of credit up to $4.5 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sublimit of $1.0 million). The second credit facility is for a $2.5 million term loan amortizing in monthly instalments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at the December 31, 1999 maturity. In August 1996 the Company made a $300,000 payment against the term loan from the proceeds of the sale of the ATI product line thereby reducing the amount due at the maturity to $666,664. Additional repayments are required equal to 25% of excess cash flow recapture (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate (8.25% at

                              DYNAMOTION/ATI CORP.



December 31, 1996) plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and were recorded in March 1996. At December 31, 1996, approximately $67,000 of loan origination fees related to the New Debt Facility was written off as the Company was in violation of the terms of the agreement. A collateral monitoring fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively.

As of December 31, 1996 the Company's outstanding indebtedness under the line of credit and term loan was approximately $3.7 million and $1.9 million, respectively. As of December 31, 1996, the Company had approximately $236,000 of availability provided by the New Debt Facility. As of December 31, 1996, the Company was in violation of substantially all financial loan covenants contained in the New Debt Facility; therefore, the long-term portion of the term loan was reclassified to current liabilities on the December 31, 1996 balance sheet. Management has not requested a waiver of these debt covenant violations. Although no assurances can be given, management believes that IBJ will not attempt to accelerate payment on the New Debt Facility in the near term. If a default is declared and demand is made for payment, the Company would not be able to meet such demand.

4.       LONG-TERM DEBT

         A. Notes Payable. Note payable in connection with the Company's purchase of the PMC division in 1991. The note is unsecured, non-interest bearing, due in 36 equal monthly installments of $4,100. At December 31, 1996, the outstanding balance was $118,000.

                 Notes payable resulting from negotiated extended payment terms with trade vendors. At December 31, 1996, these notes totaled $218,000, of which $119,000 is non-interest bearing and is due in various monthly installments aggregating $5,700; $89,000 includes interest at the prime rate (which is in default and is immediately due) and other notes payable of $10,000.

                 In May 1996, $86,055 of payables to the former chairman of the Company's Board of Directors was converted to a note payable in 24 monthly installments of approximately $3,900 beginning June 1996 and bearing interest at 7.3%. At December 31, 1996, the outstanding balance was $76,000.

         B. Convertible Subordinated Notes. At December 31, 1996, the Company has outstanding two convertible unsecured notes totaling $653,000, which are subordinated to the bank debt. The first note requires quarterly principal payments of $25,000 beginning June 1, 1996, through June 1, 1998, whereupon a balloon payment of approximately $140,000 is due. The second note requires quarterly principal payments of $46,000 beginning on March 1, 1997 through March 1, 1998, whereby principal payments reduce to $27,000 through December 1, 1999, at which time any remaining principal will be paid. Interest is payable quarterly on both notes beginning on June 1, 1996 at the greater of 6% or the prime rate. If in default, the holders of the notes have the right to convert the remaining principal and accrued interest into shares of the Company's common stock at an initial conversion rate of $3.00 per share, which is subject to adjustments. At December 31, 1996, one of the notes for $388,000 is in default due to non-payment, therefore this note has been classified as current. However, the note holder has executed an agreement waiving their right to convert the note upon default.

         C. Aggregate Maturities. The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1996, are as follows (in 000's):

                              DYNAMOTION/ATI CORP.


                                                CONVERTIBLE
                                               SUBORDINATED
                           NOTES PAYABLE           NOTES             TOTAL
                           -------------       ------------          -----
     1997                       $ 315             $  487            $  802

     1998                          97                166               263

     1999                          --                 --                --

     2000                          --                 --                --

     2001                          --                 --                --
                                -----             ------            ------

                               $  412             $  653            $1,065
                               ======             ======            ======


5.       GOODWILL WRITE-OFF

In June 1995, the Company determined that its intangible assets may have been impaired based on an analysis of discounted cash flow projections, net of interest expense and the determination of the value placed by the marketplace on the intangible assets of the Company using the methodology as described in
Note 2. Based on this analysis, the Company determined that the difference between the market capitalization of the Company increased by net tangible liabilities of approximately $841,000 was less than the Company's recorded amounts for intangible assets by approximately $3.5 million. Accordingly, the Company wrote off goodwill of $3.5 million by a charge against operations. The goodwill was originally recorded at approximately $4.2 million as a result of acquisitions in 1989 and 1993. Based on the analysis performed, the Company determined that the patents were not impaired.


6.       INCOME TAXES

The income tax benefit consists of reversal of deferred tax liabilities previously recorded. The following is a reconciliation of income taxes shown in the financial statements and amounts computed using the federal statutory rate (in 000's):

                                                                     December 31,
                                                     ---------------------------------------------
                                                       1994              1995              1996
                                                     --------         --------           --------
Federal tax benefits of loss                          $  156            $2,598            $1,673

Effect of permanent differences,
  primarily goodwill                                     (92)          (1,440)                --

Reversal of temporary differences                         86               --                 --

Increase in valuation allowance                           --             (894)            (1,673)
                                                      ------             ----            -------
                                                      $  150            $ 264            $    --
                                                      ======            ======           =======

                              DYNAMOTION/ATI CORP.




The major deferred tax assets (liabilities) at December 31, 1995 and 1996 are as follows:

                                                                         December 31,
                                                                   1995             1996
                                                                 ---------        ---------
      Deferred tax assets
        Receivables                                               $    49             $ 170
        Inventory                                                     281               152
        Net operating loss carry forwards                           2,540             4,074
        Capital loss carry forwards                                   325               325
        Patents                                                       195               112
        Tax credit carryovers                                          73                73
        Accrued expenses                                              252               371
        Other                                                         100                51
                                                                  --------        ---------
                                                                    3,815             5,328

        Less valuation reserve                                     (3,655)           (5,328)
                                                                  --------        ---------
                                                                      160                --
                                                                  --------        ---------
      Deferred tax liabilities:
      Machinery and equipment                                        (160)               --
                                                                  --------        ---------
      Net deferred tax (liability)                                $    --         $      --
                                                                  ========        =========


Net operating loss carry-forward(s) at December 31, 1996, total approximately $10,940,000 available to offset federal taxable income and approximately $5,088,000 available to offset state taxable income. These carry-forward(s) expire as follows (in 000's):

                                            Net Operating Loss Carry-
                                                   forwards
                                         ---------------------------------
             Expires                       Federal                 State
             -------                       -------                 -----
               2007                        $     74               $    --
               2008                             672                    --
               2009                             384                    98
               2010                           5,709                 2,854
               2011                           4,101                 2,136
                                           --------               -------

                                           $ 10,940               $ 5,088
                                           ========               =======

                              DYNAMOTION/ATI CORP.




In addition, the Company has approximately $800,000 in capital loss carry-forward(s) and $70,000 in tax credits available to offset future federal income tax. The capital loss carry-forward(s) expire in 2000 but can only be applied to future capital gains. The tax credits expire in 2004.

Realization of deferred tax assets is contingent upon the Company's ability to generate sufficient future taxable income during the carry- forward(s) period. In addition, federal and state regulations place limits on the availability of operating loss and credit carry-forward(s) in situations where a "change in ownership," as defined by tax regulations, has occurred. The Company has experienced significant changes in stock ownership in the past. Future changes in stock ownership or future options and/or stock purchase warrants may affect the availability of these carry-forward(s). As discussed in Note 14, the Company has agreed to a merger which would limit the amount and the utilization of the net operating loss carry-forwards. At December 31, 1996, the Company had recorded a valuation reserve of $5,328,000 against deferred tax assets due to the uncertainty as to their ultimate realization.

7.       COMMITMENTS AND CONTINGENCIES

         A. Employment Contracts. The Company has employment agreements with six of its employees, expiring through 1999. Annual base salary amounts over the terms of these agreements are, in the aggregate, as of December 31, 1996, as follows (in 000's):

                               1997                   $536

                               1998                    438

                               1999                    119
                                                   -------
                                                   $ 1,093
                                                   =======

                 In addition to the annual base salaries, some of these agreements call for payments of certain bonuses and incentive compensation, none of which were achieved or accrued for in 1996. Two former employees were terminated and the related severance expense of approximately $200,000 was accrued for in 1996.

         B. Operating Leases. The Company is obligated under three leases covering its California facilities, two of which expire in August 1997 and call for base rent of $1,550 per month with the third lease expiring on September 30, 1998, and calling for a base rent of $8,663 per month. Future minimum lease payments for the years ended December are: 1997, $116,000; 1998, $78,000; total, $194,000.

                 Aggregate rent expense was $178,000, $208,000 and $185,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

         C. Litigation. On December 10, 1996, Hamlet & Smith, Inc. filed a complaint against Dynamotion in the United States District Court, Central District of California, Santa Ana Division, alleging breach of contract, wrongful termination, bad faith breach of contract, and for reasonable value of services rendered. The claims are based on the termination of a sales representative agreement between the Company and Hamlet & Smith. The complaint requests general damages of $967,000, as well as consequential damages, punitive damages, costs of suit and pre-judgment interest. On February 4, 1997, Robert G. Smith filed a complaint against Dynamotion in the Superior Court of the State of

                              DYNAMOTION/ATI CORP.



                 California for the County of Orange alleging breach of contract and claiming reasonable value of services rendered. The claims are based on an alleged third party beneficiary relationship arising from an alleged sales agent arrangement. The complaint requests damages of $212,637, cost of suit, reasonable attorneys' fees and interest. Plaintiff's Motion for Writ of Attachment was granted on February 27, 1997. Dynamotion intends to vigorously defend itself in the foregoing actions. However, at this time, an estimate of likely outcome, or an estimate of the upper amount of the range of possible loss, if any, is not determinable. The estimate of the lower amount of the range of possible loss is $487,000 which has been accrued in accounts payable at December 31, 1996.

                 In the normal course of business, the Company also has been named as a defendant in various matters, including collection of past due amounts owed and claims for damages alleging breach of contract in amounts totaling approximately $1.1 million plus interest, legal fees, etc. Total amounts accrued at December 31, 1996 related to all claims including those recorded in accounts payable are approximately $897,000. Management believes the amounts accrued for awards or assessments related to these actions is a better estimate than any other amount.

8.       SHAREHOLDERS' EQUITY

In April and May 1991, the Company sold a total of 572,360 units to the public for a price of $9.00 per unit. Each unit consisted of three-fourths shares of common stock, par value $0.04 per share, and two redeemable common stock purchase warrants. Each of the warrants contains anti-dilution provisions providing for an adjustment of the exercise price and number and kind of shares of stock or warrant underlying such warrant and is subject to adjustment, upon the occurrence of certain events. The warrants may be redeemed at the option of the Company, commencing ninety days after the date of the offering upon thirty days written notice from the Company at a redemption price of $.05 per warrant.

On July 19, 1993, the Company consummated an offering of 1,832,325 shares of Class A convertible preferred stock at $5.50 per share, resulting in net proceeds of $8.3 million. Each share of preferred stock is convertible into common stock. At December 31, 1996, the preferred stock is convertible into
1.05 shares of common stock and two redeemable common stock purchase warrants. The conversion rate is subject to certain future adjustments. The preferred stock pays a non-cumulative dividend of $.44 per share in each fiscal year in which the Company has funds legally and contractually available, provided such dividends may be payable in shares of common stock of an equal market value for any year in which the Company incurs a net loss. In April 1994, 1995, and 1996 the Company issued 60,477, 164,921 and 195,505 shares of common stock, as adjusted, to the preferred stockholders. The preferred stock carries a liquidation preference of $5.50 per share. The preferred stock and the warrants issuable upon conversion of the preferred stock are redeemable at the Company's option under certain conditions. In connection with the preferred stock offering, the underwriters received warrants to purchase 165,000 shares of preferred stock at $8.25 per share, exercisable over a four-year period from the first anniversary of the offering date.

As a result of a prior business combination, 250,000 shares of common stock issued on July 27, 1993 were subject to a put feature, which obligated the Company to repurchase such shares at a price of $14.00 per share, to be settled (at the Company's option) in either cash or shares of the Company's common stock with a total trading price of $3,500,000. The put feature was exercised by the holders thereof on November 27, 1995, resulting in the issuance of approximately 612,000 shares of common stock.

Concurrent with the New Debt Facility (Note 3), on March 20, 1996, the Company issued to new investors 2,000,000 new shares of Class B convertible preferred stock, par value $.01, and warrants described below in exchange for $2,000,000. The preferred stock is entitled to receive an annual 8% cumulative dividend, payable in cash or shares of common stock at the option of

                              DYNAMOTION/ATI CORP.



the Company. Each share of preferred stock is convertible to approximately .99 shares of common stock at any time. Each holder of preferred stock originally had the right to put the shares back to the Company any time after the fifth anniversary of their issuance date for cash at a price equal to the liquidation value ($1.00 per share) thereof, plus all accrued and unpaid dividends. (See paragraph following) The preferred stock votes with the common stock as a single class on most corporate matters with each share of preferred stock entitled to the number of votes equal to the number of shares of common stock into which it is convertible. The preferred stock also contains demand registration rights once converted to common stock. In connection with the issuance of Class B preferred stock, the Company issued warrants to acquire 330,302 shares of common stock of $1.01 per share. The warrants expire on March 25, 2001 and were recorded at their estimated fair value of $270,000. Approximately $266,000 of issuance costs and $270,000 of warrant value were offset against the proceeds from the sale of Class B preferred stock. The carrying value of the Class B preferred stock is being accreted to redemption value over a five year period by a charge to accumulated deficit.

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

Both the Class B preferred stock and the common stock warrants issued thereto contain anti-dilution provisions that will increase the common stock issuable upon the occurrence of certain events. The Company has also entered into an agreement to issue a warrant to acquire .538 shares of common stock for each share of common stock acquired with the warrants issued in connection with the issuance of Class A preferred stock discussed in Note 9. The warrant would provide for a purchase price equal to the weighted average price paid by the Class A preferred stock warrant holders. The warrant is to be issued in July 1998 and expires on March 20, 2001. The agreement also contains acceleration clauses in the event of the sale of 50% or more of the Company's stock.

On November 22, 1996, the holders of the Company's Class B Cumulative Convertible Preferred Stock voted to amend the provisions of the Company's Certificate of Incorporation regarding redemption of such stock. Each holder of preferred stock had the right to put the shares back to the Company any time after the fifth anniversary of their issuance date for cash at a price equal to the liquidation value ($1.00 per share) thereof, plus all accrued and unpaid dividends. In the amendment, the investors agreed to relinquish control of the put feature to the Company in return for an increase in the annual dividend rate to $0.12 per share on March 21, 2001, and further increase by one cent per share on each anniversary of such date up to a maximum of $0.20 per share. At December 31, 1996, cumulative but undeclared dividends on Class B preferred stock is $130,000.

9.       STOCK OPTIONS AND WARRANTS

At December 31, 1996, the Company has 1,356,250 shares of common stock for issuance to key employees and others under the 1991, 1993 and 1995 stock option plans as approved by the shareholders. Options are granted at prices equal to the fair value of the stock on the dates of grant, and are exercisable in varying amounts over a four-year term from the date of grant. The options expire ten years from the date of grant. The Company has issued approximately 740,000 more options outside of the stockholder approved plans.

As permitted under generally accepted accounting principles, grants under these plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the stock option plans. The Company recorded $59,000 in compensation expense for stock options granted to consultants for the

                              DYNAMOTION/ATI CORP.



performance of services. Had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net loss and loss per common share would have been increased to the pro forma amounts shown below:

                                                                      1995              1996
                                                                      ----              ----
Net (loss) (in thousands):
     As reported                                                      $(7,328)         $(4,765)
     Pro forma                                                         (7,588)          (5,049)

Primary and fully diluted earnings per share:
     As reported                                                      $ (4.53)          $(1.82)
     Pro forma                                                        $ (4.68)          $(1.92)

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: no dividends for all years; price volatility of 52% and 55%, risk-free interest rates of 4.25% and 6.15%; and expected lives of 4 and 3 years.

     A summary of the status stock option plans at December 31, 1994, 1995 and 1996 and changes during the years ended on those dates is as follows:

                                        1994                      1995                      1996
                                 --------------------     ----------------------   -----------------------
                                            Weighted                   Weighted                  Weighted
                                             Average                    Average                   Average
                                 Shares     Exercise       Shares      Exercise     Shares        Exercise
                                 (000's)      Price       (000's)        Price     (000's)          Price
                                 -------    ---------     -------      --------    -------        --------

 Under option, beginning of
    year                             206         $4.24         242         $4.58      1,181          $1.55
    Granted                           61          6.00       1,078          1.08        615           1.58
    Expired                          (25)         6.00         (82)         5.36       (201)          2.91
    Exercised                         --            --         (57)          .05         --             --
                                   -----        ------      ------        ------      -----         ------
 Under option, end of year           242         $4.58       1,181         $1.55      1,595          $1.39
                                   =====         =====       =====         =====      =====          =====
 Options exercisable, end of
   year                               49                       696                      971
                                   =====                     =====                    =====
 Available for grant, end of
   year                              208                       175                      450
                                   =====                     =====                    =====
 Weighted Average Fair Value
   per option of options
   granted during the year                                   $ .51                   $  .69
                                                             =====                   ======


                              DYNAMOTION/ATI CORP.



A further summary about options outstanding at December 31, 1996 is as follows:

                                                  OPTIONS                                  OPTIONS
                                                 OUTSTANDING                             EXERCISABLE
                                     --------------------------------------        -----------------------
                                                    Weighted
                                                     Average       Weighted                       Weighted
Range of Exercise Prices                           Remaining        Average                        Average
                                     Shares      Contractual       Exercise         Shares        Exercise
                                     (000's)            Life          Price         (000's)          Price
                                     -------     -----------       ---------        -------        -------
$1.00 to $1.188                         926             9.06          $1.00            587           $1.00
$1.50 to $1.63                          623             9.11           1.59            354            1.60

$5.00 to $6.00                           31             6.95           5.98             16            5.98

$8.00                                    15             7.87          $8.00             15           $8.00
                                     ------                                           ----
                                      1,595             9.03          $1.39            971           $1.41
                                      =====             ====

WARRANTS

The Company has issued warrants to purchase common stock in connection with the offerings of preferred and common stock discussed in Note 8 and to various underwriters associated with these offerings. Certain warrants contain antidilutive provisions which adjust the number and price paid for the common stock upon the occurrence of certain events, as reflected below.

A summary of the warrants outstanding after adjustment for the transactions discussed above is as follows:

                                                                              Number of         Exercise
                                                                                Shares           Price
                                                                               (in 000's)
                                                                               ------------     ----------
   Issued upon conversion of Class A preferred stock to common stock,              1,778           4.37
     expires in July 1998 (1)(2)

   Unissued warrants on Class A preferred stock not converted to                   1,162           4.37
    common stock, issuable upon conversion, expiring in July 1998 (1)(2)

   Underwriters' warrants to acquire 165,000 shares of Class A                       168           8.09
     preferred stock at $8.25, expiring in July 1998, convertible into common stock and common stock warrants

  Warrants underlying Class A preferred stock discussed above (1)(2)                 211           4.37

   Issued to public relations firm, exercisable through February 1998                  3           8.00

   Issued in connection with Class B Preferred Stock (1)                             330           1.01
                                                                                   -----
                                                                                   3,652
                                                                                   =====

(1)      Contain anti-dilutive provisions discussed above.
(2) Subject to an agreement entered into on March 20, 1996, which will require the Company to issue a warrant to purchase common stock, equivalent to .538 times the number of shares issued under these warrants at the weighed average price paid by these warrant holders. Maximum amount of common stock issuable under this agreement is 1,351,000.

                              DYNAMOTION/ATI CORP.




10.      RELATED PARTY TRANSACTIONS

A former officer of the Company is a partner in the law firm that served as the Company's legal counsel through December 1995. Aggregate amounts paid or accrued to the law firm amounted to $205,000, $195,000 and $115,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Approximately $89,000 of the amount accrued to the law firm is classified as a note payable which is currently in default. (See Note 4.)

11.      NOTES RECEIVABLE

Notes receivable includes a receivable from a customer in connection with the Company's sale of a drill machine. The note receivable carries interest at the rate of 9% per annum, with principal and interest, payable in 48 equal payments beginning in March 1995. In February 1996, the customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The receivable is secured by a first priority lien and the Company believes it is adequately reserved for any potential loss. In 1996 the Company received no payments on the note and recognized no interest income.

12.      MAJOR CUSTOMERS AND FOREIGN SALES

Three customers accounted for approximately 50% of the Company's 1996 revenues, specifically IBM for 21%, Johnson Matthey for 16% and ACI (a Johnson Matthey affiliate) for 13%. These customers did not individually account for more than 10% of the Company's revenues for 1994 and 1995. During 1995, three companies, specifically, Greatsino Electronics, Ltd. for 23%, Advanced Circuits, Inc. for 9% and Howteh Enter. Co. for 6% (sales representatives for Dynamotion), in the aggregate, accounted for more than 35% of Dynamotion's total revenues. During 1995 and 1996, the Company sold $6,692,000 and $1,972,000, respectively, to companies located in the Far East.

13.      POTENTIAL ACQUISITION

During the fourth quarter of 1996, the Company suspended collection efforts on a $468,000 receivable from the sale of two machines recorded in the first quarter of 1996 due to preliminary discussions with that customer about possible acquisition by the Company. As a result of the suspension of the collection efforts and the related acquisition discussions, the Company reversed the sale and related profit of approximately $170,000. In January 1997, the Company signed a nonbinding letter of intent regarding the possible acquisition. If the acquisition is completed, the acquired assets other than the two machines would be insignificant.

14.      MANAGEMENT PLANS

The Company's financial statements have been prepared assuming that the Company will continue in existence as a going concern. The Company has experienced substantial losses and cash flow drains from operations in the past few years. At December 31, 1996 current liabilities exceed current assets by approximately $4.9 million and total liabilities exceed total assets by $898,000. The Company is in default of its operating line of credit covenants, is in arrears on payments on other notes payable and has substantial past due amounts owed to vendors. Certain vendors have placed the Company on cash payment terms for purchases. These conditions call into question the ability of the Company to continue as a going concern.

Management attributes the Company's financial condition and recent losses to a number of factors. The losses in the past years have severely depleted the Company's resources and as a result operating and financing costs have increased. Management's ability to efficiently schedule production, purchase materials in economic quantities, negotiate satisfactory pricing for the sale of its products, reorganize operating departments, etc. are limited. The costs of financing have

                              DYNAMOTION/ATI CORP.



increased both in terms of the stated rates and legal costs associated with agreements. The Company's backlog has increased but management has not been able to increase production output. Several arrangements have been made to increase cash flow by accelerating payment dates of receivables at substantial discounts.

Management has taken a number of actions to reduce operating expenses and losses. These include disposing of operations and product lines that did not fit with the Company's long term strategies and were producing losses, 30% reductions in work force in the second quarter of 1996 and replacement of senior management members in 1995 and 1996. Management has not quantified an amount, however, it believes substantial additional capital is necessary for the Company to survive.

Management's primary plan to increase its chances for survival is a planned merger. The Company executed a merger agreement with Electro Scientific Industries, Inc. (ESI) in January 1997. This agreement is subject to approval by the Company's shareholders which is in process. Under certain conditions, if management elects not to complete this merger and the Company subsequently merges with any other party within one year, it will owe ESI a $1 million termination fee.

Management is not currently pursuing other mergers or other sources of capital. If the ESI merger is not consummated, the Company's financial position may be such that other sources of capital will not be available to it. Management believes there is substantial doubt about the Company's ability to survive without additional financing. If the Company is unable to continue to operate and is forced to liquidate its assets, it may not recover their recorded amounts. The financial statements do not include any adjustments as a result of this uncertainty.

                              DYNAMOTION/ATI CORP.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1997

                                   DYNAMOTION CORP.

                                   By: /s/ Jon R. Hopper
                                   -----------------------------------
                                   Jon R. Hopper
                                   President, Chief Executive
                                   Officer and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities indicated on March 21, 1997.


         Signatures                                                 Title
/s/ Jon R. Hopper                                                   President, Chief Executive Officer
--------------------------------------------------                  Chief Financial Officer and Director
Jon R. Hopper                                                       (Principal Financial Officer and
                                                                    Accounting Officer)

/s/ Michael D. Henton                                               Director
---------------------------------------------------
Michael D. Henton


/s/ Howard Jelinek                                                  Director
---------------------------------------------------
Howard Jelinek


/s/ Les P. Barkely                                                  Director
--------------------------------------------------
Les P. Barkely


                                                                    Director
---------------------------------------------------
Wojciech Kosmowski


                                                                    Director
---------------------------------------------------
Ted Walsh


                                                                    Director
---------------------------------------------------
Keith Hightower

                              DYNAMOTION/ATI CORP.




ITEM 13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits.

                                                                                      Sequentially
                                                                                        Numbered
Exhibit Number         Description                                                        Page
--------------         -----------                                                    ------------
      3a.(1)           Certificate of Incorporation. Exhibit incorporated by
                       reference to the Company's Registration Statement of Form
                       S-1, File No. 33-38537.

      3a.(2) Form of Certificate of Amendment of Restated Certificate of Incorporation. Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, File
                       No. 33-59886.

      3a.(3) Certificate of Amendment of the Certificate of Incorporation. Incorporated by reference to Exhibit
                       3a(3) to Registrants Form 10-K for the fiscal year ended
                       December 31, 1995.

      3a.(4) Certificate of Amendment of the Certificate of Incorporation. Incorporated by reference to Exhibit 3a(3) to Registrants Form 10-K for the fiscal year ended
                       December 31, 1995.

      3a.(5)           Certificate of Amendment of the Restated Certificate of
                       Incorporation, dated March 20, 1996. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      3a.(6) Certificate of Amendment of the Certificate of Incorporation, dated November 22, 1996. Exhibit incorporated by reference to the Company's Form 8-K filed on November 25, 1996.

      3b. By-laws. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File No.
                       33-38537.

      4a. Specimen Common Stock Certificate. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File No. 33-38537.

      4b. Specimen Common Stock Purchase Warrant. Exhibit incorporated by reference to the Company's Registration
                       Statement of Form S-1, File No. 33-38537.

      4c.              Form of Warrant Agreement between the Company and
                       American Stock Transfer and Trust Company, Inc. Exhibit incorporated by reference to the Company's Registration
                       Statement of Form S-1, File No. 33-38537.

      4d. Form of Warrant Agreement, dated July 27, 1993 between the Company and the transfer and Warrant Agent including form of Class A Common Stock Purchase Warrant. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      4e. Specimen Preferred Stock Certificate. Exhibit incorporated by reference to the Company's Registration
                       Statement on Form SB-2, File No. 33-59886.

      4e.(1) Specimen Class B Preferred Stock Certificate. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

                              DYNAMOTION/ATI CORP.




                                                                                      Sequentially
                                                                                        Numbered
Exhibit Number         Description                                                        Page
--------------         -----------                                                    ------------
      4f.              Form of Warrant Agreement, dated March 20, 1996, between
                       the Company and Dynamotion Investment L.L.C., (as
                       Holder). Exhibit incorporated by reference to the
                       Company's Form 10-KSB for the year ended December 31,
                       1995.

      4g. Registration Rights Agreement, dated March 20, 1996, between the Company and Dynamotion Investment L.L.C.
                       Exhibit incorporated by reference to the Company's Form
                       10-KSB for the year ended December 31, 1995.

Executive Compensation Plans and Arrangements

      10a. Cybernetics Products, Inc. 1991 Stock Option Plan as amended February 3, 1992. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      10b. (1)         Dynamotion/ATI Corp. 1995 Executive Stock Option Plan.
                       Exhibit incorporated by reference to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1995.

      10b. (2)         Dynamotion/ATI Corp. 1995 Comprehensive Stock Option
                       Plan. Exhibit incorporated by reference to the Company's
                       Annual Report on Form 10-K for the year ended December
                       31, 1995.

      10b.(3)          Employment Agreement, dated August 1, 1995, between the
                       Company and Jon R. Hopper.

      10c.             Cybernetics Products, Inc. 1993 Acquisition Stock Option
                       Plan.  Exhibit incorporated by reference to the Company's
                       Annual Report on Form 10-K for the year ended December
                       31, 1993.

      10d.             Consulting Agreement, dated March 20, 1996, between the
                       Company and Emptor Management L.L.C. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10e. 1992 Performance Bonus Plan of the Company. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

Other Material Agreements

      10j.             Amendments to Agreement of Lease, dated February 19,
                       1993, between the Company and the lessor. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      10l.(1)          Amendments to Warrant Purchase Agreement and Common Stock
                       Purchase Warrant. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File
                       No. 33-38537.

      10s.             $500,000 Convertible Subordinated Note, dated July 27,
                       1993, as executed by the Company in favor of John V.
                       Atanasoff, III. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993.

      10t.             $500,000 Convertible Subordinated Note, dated July 27,
                       1993, as executed by the Company in favor of Signal
                       Capital Corporation. Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                              DYNAMOTION/ATI CORP.


                                                                                      Sequentially
                                                                                        Numbered
Exhibit Number         Description                                                        Page
--------------         -----------                                                    ------------
      10u.             Form of Letter Agreement between the Company and the
                       Underwriter relating to mergers and acquisitions.
                       Exhibit incorporated by reference to the Company's
                       Registration Statement of Form S-1, File No. 33-38537.

      10v.             Form of Escrow Agreement among the Company, American
                       Stock Transfer and Trust Company, and the Company's shareholders. Exhibit incorporated by reference to the Company's Registration Statement of Form S-1, File No.
                       33-38537.

      10w. Form of Existing Shareholders' Agreement. Exhibit incorporated by reference to the Company's Registration
                       Statement of Form S-1, File No. 33-38537.

      10aa.            Form of Letter Agreement among the Company, Dynamotion,
                       Wojciech Kosmowski and Mark Murphy. Exhibit incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-59886.

      10ii Asset Purchase Agreement, dated August 4, 1995, between the Company (as seller) and John W. Merchant (as purchaser). Exhibit incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1995.

      10kk.            Settlement Agreement, dated March 20, 1996, between the
                       Company and John V. Atanasoff. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended
                       December 31, 1995.

      10ll. Waiver and Amendment Agreement, dated March 20, 1996, between the Company and John V. Atanasoff. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10mm.            $7,000,000 Revolving Credit and Security Agreement, dated
                       March 20, 1996, between the Company (as borrower) and IBJ
                       Schroder Bank and Trust Co. (as lender and as agent).
                       Exhibit incorporated by reference to the Company's Form
                       10-KSB for the year ended December 31, 1995.

      10nn. Stock Purchase Agreement, dated March 20, 1996, between the Company and Dynamotion Investment L.L.C. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10oo. Shareholders Agreement, dated March 20, 1996, by and among Jon R. Hopper, Dynamotion Investment L.L.C. and the
                       Company. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31,
                       1995.

      10pp. Memorandum of Understanding, dated March 29, 1996, between the Company and Dynamotion Investment L.L.C., in reference to the Stock Purchase Agreement. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995.

      10qq. Purchase and Sale Agreement, dated, August 20, 1996, regarding the sale of the ATI router product line between the Company and the buyer Advanced Technology Inc.
                       Exhibit incorporated by reference to the Company's Form
                       8-K filed on October 16, 1996.

                              DYNAMOTION/ATI CORP.

                                                                                      Sequentially
                                                                                        Numbered
Exhibit Number         Description                                                        Page
--------------         -----------                                                    ------------
      10rr.            Purchase and Sale Agreement, dated September 30, 1996,
                       regarding the sale of the Production Machine Control
                       division between the Company and the buyer PMC
                       Electronics, Inc.  Exhibit incorporated by reference to
                       the Company's Form 10-QSB filed on November 15, 1996.

      10ss. Agreement of Reorganization and Merger dated as of January 24, 1997, among Electro Scientific Industries,
                       Inc., Dynamotion/ATI Corp., Dynamotion Merger Corp. and certain key shareholders of Dynamotion/ATI Corp. Exhibit incorporated by reference on the Company's Form 8-K filed on February 4, 1997.

      10tt.            Voting Agreement dated as of January 24, 1997, between
                       Electro Scientific Industries, Inc., and certain shareholders of Dynamotion/ATI. Exhibit incorporated by reference on the Company's Form 8-K filed on February 4, 1997.

      11.1             Net loss per Common Share.

      23.1             Consent of Independent Certified Public Accountants.
                       Exhibit incorporated by reference on the Company's Form
                       8-K filed on February 4, 1997.

      27.              Financial data schedule.

Reports on Form 8-K

A report on Form 8-K/A was filed on October 16, 1996 related to the sale of the Company's ATI router product line.

A report on Form 8-K was filed on November 25, 1996 related to an amendment of the provisions of the Company's Certificate of Incorporation regarding redemption of the Company's Class B Redeemable Cumulative Convertible Preferred Stock.

A report on Form 8-K was filed on February 4, 1997 related to the Company's signing of a merger agreement dated January 24, 1997 with Electro Scientific Industries, Inc.