Form 10KSB/A
period 1996-12-31
DYNAMOTION/ATI CORP
filed 1997-04-22
CIK 850808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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

         The Company hereby amends its previous 10-KSB filing for the fiscal year ended December 31, 1996 effecting the following items:

         Item 1  - Business

         Item 6  - Management's Discussion and Analysis or Plan of Operation

         Item 7  - Financial Statements

         Item 13 - Exhibits, List and Reports on Form 8-K


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

RESEARCH AND DEVELOPMENT

         Because the market for Dynamotion's products is continually evolving and competitors constantly seek to develop and enhance their products, the commercial life of Dynamotion's products is inherently short. Therefore, Dynamotion dedicates considerable resources to research and development to further enhance its existing products and to create new products and technologies. During the years ended December 31, 1996 and 1995, Dynamotion expended $1,729,000 and $1,464,000, respectively, for design, development and project management activities principally for future development. All such costs are expensed in the period in which they are incurred.

         There is no assurance that Dynamotion's research and development efforts will result in product enhancements and new products that can be brought successfully into commercial production. If in-process research and development does not result in commercially feasible products, Dynamotion's competitive position would be harmed. Dynamotion anticipates that existing products cannot generate substantial revenues over an extended period of time absent significant enhancements.

         The ability to realize the benefits of Dynamotion's investments in research and development also depends on the availability of capital resources to complete product development cycles and bring products quickly and effectively to the market. Dynamotion's management believes that Dynamotion needs substantial additional capital to continue as a going concern. See "Dynamotion Management's Discussion and Analysis of Financial Results - General" and Note 14 to Notes to Dynamotion's Financial Statements.

                              DYNAMOTION/ATI CORP.




EMPLOYEES

         As of December 31, 1996, Dynamotion had 72 employees, of which 71 were full-time employees, 10 were in executive and administrative positions, 13 were in research and development, 30 were in factory/production related positions, and 19 were in sales, marketing and customer service.

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

         Dynamotion has experienced substantial losses and cash flow drains from operations in the past few years. At December 31, 1996 current liabilities exceed current assets by approximately $4.9 million and total liabilities exceed total assets by $898,000. Dynamotion is in default of its operating line of credit covenants, and as of March 31, 1997, has borrowed $4.7 million against its operating line of credit. As of March 31, 1997, Dynamotion is also $217,000 in arrears on payments on other notes payable and is past due on payments owed to vendors by $4.1 million. Certain vendors have placed Dynamotion on cash payment terms for purchases, and as of March 31, 1997, seven vendors have filed lawsuits against Dynamotion in connection with efforts to collect amounts due to them. These conditions call into question the ability of Dynamotion to continue as a going concern.

         Dynamotion's management attributes Dynamotion's financial condition and recent losses to a number of factors. The losses in the past years have severely depleted Dynamotion's resources and as a result operating and financing costs have increased. Management's ability to efficiently schedule production, purchase materials in economic quantities, negotiate satisfactory pricing for the sale of its products, reorganize operating departments, etc., are limited. The costs of financing have increased both in terms of the stated rates and legal costs associated with agreements. Dynamotion's backlog has increased but management has not been able to increase production output. Several arrangements have been made to increase cash flow by accelerating payment dates of receivables at substantial discounts.

         Dynamotion's management has taken a number of actions to reduce operating expenses and losses. These include disposing of operations and product lines that did not fit with Dynamotion's long-term strategies and were producing losses, 30% reductions in work force in the second quarter of 1996 and replacement of senior management members in 1995 and 1996. While management has not quantified the amount of capital necessary for Dynamotion to continue as a going concern, Dynamotion would need $9 million to bring itself current with respect to recorded liabilities existing as of March 31, 1997. In addition, Dynamotion's operating expenses and production payroll approximate $500,000 per month.

         The market for Dynamotion's products is characterized by rapidly changing technology and evolving industry standards. Accordingly, Dynamotion believes that its ability to operate profitably depends on developing and manufacturing new products and product enhancements. As a result, existing products have short commercial lives and are not expected to generate significant revenues after the first few years of commercial production unless new products incorporating the technology are developed. Dynamotion must therefore continually devote substantial resources to research and development. Dynamotion's ability to realize the value of its in-process research and development investments depends on obtaining sufficient capital to complete development and bring these products to market.

         The primary plan of Dynamotion's management to increase its chances for survival is a planned merger. Dynamotion executed a merger agreement with ESI in January 1997. This agreement is subject to approval by Dynamotion's shareholders which is in process. Under certain conditions, if management elects not to complete this merger and Dynamotion subsequently merges with any other party within one year, it will owe ESI a $1 million termination fee.

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

         As noted above, the value of Dynamotion's in-process research and development depends on its ability to obtain additional financing. Because Dynamotion has no current plans to obtain additional financing other than pursuing the Merger with ESI, there is no assurance that Dynamotion's in-process research and development will ever result in commercially viable products. In addition to financial uncertainties, the results of Dynamotion's in-process research and development are subject to uncertainties related to technological feasibility and market conditions, among other things. If Dynamotion's research and development efforts are not successful, this will have a material adverse effect on Dynamotion's future operating results and financial condition.

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

         Interest expense was $614,000 for the year ended 1995 compared to $325,000 for the corresponding period in 1994. The increase is attributable to a higher bank debt level maintained during 1995, in addition to the overall weighted average increase in the IBJ base lending rate.

         For 1995, Dynamotion recorded a deferred income tax benefit from continuing operations of $264,000 compared to $150,000 in 1994. (See Note 6 to the Notes to Dynamotion's Financial Statements for further information.)

                              DYNAMOTION/ATI CORP.



         For the reasons set forth above, Dynamotion incurred a net loss from continuing operations for the year ended December 31, 1995 of $7,158,000 compared to $310,000 for the comparable period in 1994.

         Dynamotion completed the sale of its Oxberry division on March 30, 1995, the sale of its 53% equity interest in Vision Ten on April 3, 1995, and the sale of its CSA division on August 4, 1995. Accordingly, the Oxberry division, the Vision Ten division and the CSA division were reported as discontinued operations in 1994, with an accrual for estimated carrying costs and operating costs to be incurred in 1995, pending the completion of their sale. Therefore, except for $170,000 due to a shortage in the prior year estimate, no results of operations for these entities have been reported in 1995. The $170,000 represents a shortfall in the prior year estimate due to the unexpected duration required to complete the sale of the CSA division.

         For the reasons set forth above, Dynamotion incurred a net loss after discontinued operations for the year ended December 31, 1995 of $7,328,000 compared to a net loss after discontinued operations of $3,080,000 for the comparable period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         On March 20, 1996, Dynamotion entered into the new debt facility with IBJ Schroder Bank and Trust Co. (the "New Debt Facility"), superseding all terms of Dynamotion's original credit facility. The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of Dynamotion's assets. The first credit facility allows for borrowings on a revolving line of credit up to $4.0 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sub-limit of $1.0 million). The second credit facility was a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at December 31, 1999, the date of the maturity. Additionally, in August 1996 Dynamotion made a $300,000 payment against the term loan from the proceeds of the sale of the ATI product line, thereby reducing the amount due at maturity to $666,664. Additional repayments equal to 25% of excess cash flow (as defined in the credit agreement) of each fiscal year period and payable on April 15th of the subsequent year are required. Interest, due monthly, is at IBJ's base rate plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. A collateral evaluation fee and an unused facility fee, due monthly, total $1,500 and .5% per annum, respectively. As of December 31, 1996 Dynamotion's outstanding indebtedness under the line of credit and term loan was approximately $3.7 million and $1.9 million, respectively. As of December 31, 1996, Dynamotion had approximately $236,000 of availability provided by the New Debt Facility. As of December 31, 1996 and through the date of this Proxy Statement/Prospectus, Dynamotion is in violation of substantially all of the financial loan covenants contained in the New Debt Facility. Although no assurances can be given, management believes that IBJ will not attempt to accelerate payment on the New Debt Facility in the near term. If a default is declared and demand is made for payment, Dynamotion would not be able to meet such demand.

         Concurrent with the aforementioned agreement, on March 20, 1996, Dynamotion issued to new investors 2,000,000 shares of its Class B Stock and warrants to purchase 330,302 shares of Dynamotion Common Stock for a total price of $2.0 million. The net proceeds were applied against the outstanding indebtedness under Dynamotion's New Debt Facility.

         In addition, in connection with such investment, Dynamotion entered into a consulting agreement, with the aforementioned investors pursuant to which Dynamotion pays the consultant a quarterly fee equal to three-tenths of 1 percent of Dynamotion's net revenues for each fiscal quarter until termination of the consulting agreement, which expires in 2001. In July 1996, Dynamotion issued 250,000 shares in a private placement of its Class B Stock for a total price of $250,000. The shares are pari passu with the original issuance of Class B Stock on March 20, 1996 with the following exceptions (i) the shares have no demand registration rights and (ii) the piggyback registration rights associated with such shares are subordinate to the rights of the other shares of such preferred stock. The net proceeds of the private placement were applied against the outstanding indebtedness under Dynamotion's New Debt Facility. The Class B Stock requires an $0.08 per share

                              DYNAMOTION/ATI CORP.



cumulative dividend increasing to $0.12 per share in 2001. At December 31, 1996, unpaid cumulative dividends totaled $130,000.

         On August 20, 1996 Dynamotion sold substantially all of the assets (other than finished goods) associated with its ATI router product line to Advanced Technologies, Inc. ("Purchaser"). The sales price for the assets consisted of (a) $1,100,000 ($300,000 paid in cash, which was applied to Dynamotion's term loan balance under the New Debt Facility with the balance of the purchase price paid by delivery to Dynamotion of a $800,000 promissory note (the "Note")) and (b) the value of certain assumed liabilities. Principal under the Note was payable monthly at a rate equal to 15% of Purchaser's monthly gross revenue, and interest at prime was payable quarterly with all unpaid principal and unpaid accrued interest due on December 31, 1997. On January 3, 1997, Dynamotion negotiated with the Purchaser and accepted a $500,000 cash payment as payment in full satisfaction of the $800,000 Note. Dynamotion negotiated this settlement to fund cash flow needs and recorded an expense in December 31, 1996 for this $300,000 discount.

         Pursuant to the terms of a Finished Goods Agreement (the "Agreement"), the finished goods associated with Dynamotion's ATI router product line were to be sold to the Purchaser. Such finished goods were transferred to the Purchaser as its customers agreed to purchase the finished goods. No revenue was recognized on these transfers. The Purchaser agreed, subject to certain conditions, to acquire on December 31, 1996 all finished goods not sold to its customers on or before such date. Payment for these finished goods was to be made through June 30, 1997. Pursuant to the terms of the Agreement, a receivable from Purchaser for $329,000 was recorded at December 31, 1996, resulting in a loss of approximately $76,000. In addition, Dynamotion is currently in negotiations with Purchaser to accelerate all amounts due and owing to Dynamotion, and Dynamotion estimates that this will result in a discount of approximately $230,000 which has been recorded at December 31, 1996.

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

         As of December 31, 1996 Dynamotion's outstanding indebtedness under the New Debt Facility increased to $5.6 million from $2.6 million on March 31, 1996. The higher bank debt level is primarily attributable to two factors: (1) 1996 revenue and earnings were significantly below management's expectations and (2) delays in the collection of several large trade receivables.

         Dynamotion's management believes that substantial additional capital resources are necessary for Dynamotion to continue as a going concern. If Dynamotion is unable to continue to operate and is forced to liquidate its assets, it may not recover the assets' recorded amounts. The primary plan of Dynamotion's management to increase its chances for survival is a planned merger. Dynamotion executed a merger agreement with ESI in January 1997. Dynamotion's management is not currently pursuing other mergers or other sources of capital. If the ESI merger is not consummated, Dynamotion's financial position may be such that other sources of capital will not be available to it. See "Dynamotion Management's Discussion and Analysis of Financial Results - General" and Note 14 to Notes to Dynamotion's Financial Statements.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamotion/ATI Corp. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Anaheim, California                                MCGLADREY & PULLEN, LLP
March 7, 1997, except for Note 14,
 as to which the date is March 31, 1997

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

3.       REVOLVING CREDIT FACILITY

On March 20, 1996, the Company entered into a new loan agreement with IBJ Shroder Bank and Trust Co. ("IBJ") superseding all terms of the prior agreements (the "New Debt Facility"). The New Debt Facility provides for up to $7.0 million in senior secured financing segregated into two credit facilities secured by a first priority lien against all of the Company's assets. The first credit facility allows for borrowings on a line of credit up to $4.5 million with advances up to 80% of eligible accounts receivable and up to 40% of eligible inventory (subject to a sublimit of $1.0 million). The second credit facility is for a $2.5 million term loan amortizing in monthly installments of $27,778 in year one, $45,000 in year two, $55,000 in year three, and final payment aggregating $966,664 due at the December 31, 1999 maturity. In August 1996 the Company made a $300,000 payment against the term loan from the proceeds of the sale of the ATI product line thereby reducing the amount due at the maturity to $666,664. Additional repayments are required equal to 25% of excess cash flow recapture (as defined in the credit agreement) of each fiscal year period payable on April 15th of the subsequent year. Interest, due monthly, is at IBJ's base rate (8.25% at

                              DYNAMOTION/ATI CORP.



December 31, 1996) plus 1.75% on the revolver portion of the loan and at IBJ's base rate plus 2.25% on the term loan portion. Loan origination fees totaled $55,000 and were paid upon completion of the transaction. An additional $25,000 of other loan related fees were also incurred related to the New Debt Facility and were recorded in March 1996. At December 31, 1996, approximately $67,000 of loan origination fees related to the New Debt Facility was written off as the Company was in violation of the terms of the agreement. A collateral monitoring fee and unused facility fee, due monthly, total $1,500, and .5% per annum, respectively.

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

8.       SHAREHOLDERS' EQUITY

In April and May 1991, the Company sold a total of 572,360 units to the public for a price of $9.00 per unit. Each unit consisted of three-fourths shares of common stock, par value $0.04 per share, and two redeemable common stock purchase warrants. Each of the warrants contains anti-dilution provisions providing for an adjustment of the exercise price and number and kind of shares of stock or warrant underlying such warrant and is subject to adjustment, upon the occurrence of certain events. The warrants may be redeemed at the option of the Company, commencing ninety days after the date of the offering upon thirty days' written notice from the Company at a redemption price of $.05 per warrant.

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

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: no dividends for all years; price volatility of 52% and 55%, risk-free interest rates of 4.25% and 6.15%; and expected lives of four and three years.

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

A summary of the warrants outstanding after adjustment for the transactions discussed above is as follows:

                                                                              Number of         Exercise
                                                                                Shares           Price
                                                                               (in 000's)
                                                                               ------------     ----------
   Issued upon conversion of Class A preferred stock to common stock,              1,778          $4.37
     expires in July 1998 (1)(2)

   Unissued warrants on Class A preferred stock not converted to                   1,162           4.37
    common stock, issuable upon conversion, expiring in July 1998 (1)(2)

   Underwriters' warrants to acquire 165,000 shares of Class A                       168           8.09
     preferred stock at $8.25, expiring in July 1998, convertible into common stock and common stock warrants

  Warrants underlying Class A preferred stock discussed above (1)(2)                 211           4.37

   Issued to public relations firm, exercisable through February 1998                  3           8.00

   Issued in connection with Class B Preferred Stock (1)                             330           1.01
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

14.      MANAGEMENT PLANS

The Company's financial statements have been prepared assuming that the Company will continue in existence as a going concern. The Company has experienced substantial losses and cash flow drains from operations in the past few years. At December 31, 1996 current liabilities exceed current assets by approximately $4.9 million and total liabilities exceed total assets by $898,000. The Company is in default of its operating line of credit covenants, and as of March 31, 1997, has borrowed $4.7 million against its operating line of credit. As of March 31, 1997, the Company is also $217,000 in arrears on payments on other notes payable and is past due on payments owed to vendors by $4.1 million. Certain vendors have placed the Company on cash payment terms for purchases, and as of March 31, 1997, seven vendors have filed lawsuits against the Company in connection with efforts to collect amounts due to them. Management expects to report substantially lower revenues for the first quarter of 1997 as compared to the first quarter of 1996, and also expects to report significant losses from operations. These conditions call into question the ability of the Company to continue as a going concern.

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

Management has taken a number of actions to reduce operating expenses and losses. These include disposing of operations and product lines that did not fit with the Company's long term strategies and were producing losses, a 30% reduction in work force in the second quarter of 1996 and replacement of senior management members in 1995 and 1996. While management has not quantified the amount of capital necessary for the Company to continue as a going concern, the Company would need $9 million to bring itself current with respect to recorded liabilities existing as of March 31, 1997. In addition, the Company's operating expenses and production payroll approximate $500,000 per month.

The market for the Company's products is characterized by rapidly changing technology and evolving industry standards. Accordingly, management believes that its ability to operate profitably depends on developing and manufacturing new products and product enhancements. As a result, existing products have short commercial lives and are not expected to generate significant revenues after the first few years of commercial production unless new products incorporating the technology are developed. The Company must therefore continually devote substantial resources to research and development. The Company's ability to realize the value of its in-process research and development investments depends on obtaining sufficient capital to complete development and bring these products to market.

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

As noted above, the value of the Company's in-process research and development depends on its ability to obtain additional financing. Because management has no current plans to obtain additional financing other than pursuing the planned merger with ESI, there is no assurance that the Company's in-process research and development will ever result in commercially viable products. In addition to financial uncertainties, the results of the Company's in-process research and development are subject to uncertainties related to technological feasibility and market conditions, among other things. If the Company's research and development efforts are not successful, this will have a material adverse effect on the Company's future operating results and financial condition.

                              DYNAMOTION/ATI CORP.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 1997

                                   DYNAMOTION CORP.

                                   By: /s/ Jon R. Hopper
                                   -----------------------------------
                                   Jon R. Hopper
                                   President, Chief Executive
                                   Officer and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer in the capacities indicated on April 21, 1997.


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

/s/ Michael D. Henton                                               Director
---------------------------------------------------
Michael D. Henton


                                                                    Director
---------------------------------------------------
Howard Jelinek


/s/ Les P. Barkely                                                  Director
--------------------------------------------------
Les P. Barkely


/s/ Wojciech Kosmowski                                              Director
---------------------------------------------------
Wojciech Kosmowski


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

      10b.(3)          Employment Agreement, dated August 1, 1995, between the
                       Company and Jon R. Hopper. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

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

      11.1 Net loss per Common Share. Exhibit incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

      23.1             Consent of Independent Certified Public Accountants.
                       Exhibit incorporated by reference to the Company's Form
                       10-KSB for the year ended December 31, 1996.


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