Form 10QSB
period 1997-03-31
DYNAMOTION/ATI CORP
filed 1997-05-14
CIK 850808

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

Commission file number     0-19143
                           -------

                              DYNAMOTION/ATI CORP.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         New York                                         93-1192354
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                    1639 E. Edinger Ave., Santa Ana, CA 92705
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (714) 541-4818
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Indicate by a check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      -----     -----
As of May 2, 1997, there were 3,174,253 shares outstanding of the issuer's common stock, $.04 par value, 937,279 shares outstanding of the issuer's Class A preferred stock, $.01 par value and 2,250,000 shares outstanding of the issuer's Class B preferred stock, $.01 par value.

                              DYNAMOTION/ATI CORP.


                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I        FINANCIAL INFORMATION

              Item 1.    FINANCIAL STATEMENTS (Unaudited)

                         Balance Sheet - March 31, 1997                            3

                         Statements of Operations
                           For the three months ended March 31, 1997 and 1996      4

                         Statements of Cash Flows
                           For the three months ended March 31 ,1997 and 1997      5

                         Notes to Financial Statements                             6

              Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS                                             7

PART II       OTHER INFORMATION

              Item 1.    LEGAL PROCEEDINGS                                         9

              Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                          9

SIGNATURES                                                                        10

                              DYNAMOTION/ATI CORP.


PART I - Item 1.
                            Balance Sheet (Unaudited)
                                 March 31, 1997
                        (in 000's, except share amounts)

                                     ASSETS

CURRENT ASSETS:
   Trade accounts receivable, less allowance
     for doubtful accounts of $82                                 $        1,659
   Inventories (Note 1)                                                    5,147
   Other receivables                                                         320
   Prepaid expenses and other current assets                                 111
   Note receivable - current                                                   -
                                                                  --------------
     TOTAL CURRENT ASSETS                                                  7,237

MACHINERY AND EQUIPMENT -
   Net of accumulated depreciation of $1,516                                 964

NOTE RECEIVABLE, long term net of allowance for
  doubtful accounts of $100                                                  145

PATENTS - Net of accumulated amortization of $1,185                        3,018
                                                                  --------------
                                                                  $       11,364
                                                                  ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                               $        4,663
   Unfunded disbursements                                                    145
   Revolving credit facility                                               2,855
   Note payable to bank                                                    1,867
   Current maturities of long-term debt                                      774
   Accrued commissions                                                       901
   Accrued payroll and related expenses                                      577
   Customer deposits                                                         512
   Other current liabilities                                                 828
                                                                  --------------
     TOTAL CURRENT LIABILITIES                                            13,122

LONG-TERM DEBT (Note 2)                                                      196
                                                                  --------------


SHAREHOLDERS' DEFICIT:
   Convertible preferred stock, non-cumulative at
     $.44 per share, $.01 par value, liquidation preference
     $5.50, authorized 2,062,500 shares, issued and outstanding
     937,279 shares                                                            9
   Convertible Class B preferred stock, 8% cumulative, $.01
     par value (liquidation preference $1.00 per share),
     authorized 2,250,000, issued and outstanding
     2,250,000 shares                                                         22
   Common stock, $.04 par value, authorized
     20,000,000 shares, issued and outstanding
     2,843,789 shares                                                        114
   Additional paid-in capital                                             17,690
   Common stock warrants                                                     270
   Accumulated deficit                                                   (20,059)
                                                                  --------------
     TOTAL SHAREHOLDERS' DEFICIT                                          (1,954)
                                                                  --------------
                                                                  $       11,364
                                                                  ==============



                        SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.



                      Statements of Operations (Unaudited)
                        (in 000's, except share amounts)


                                                                                        Three Months Ended
                                                                               March 31, 1997            March 31, 1996
                                                                               --------------            --------------
REVENUES                                                                        $       3,053             $       5,271

COSTS AND EXPENSES:
     Cost of sales                                                                      2,438                     3,773
Selling, general and administrative expenses                                              952                       881
     Research and development expenses                                                    448                       468
     Amortization of intangible assets                                                     81                        81
                                                                                -------------             -------------


         Total costs and expenses                                                       3,919                     5,203
                                                                                -------------             -------------

INCOME (LOSS) FROM OPERATIONS                                                            (866)                       68

     Interest expense, net                                                                188                       160
                                                                                -------------             -------------

LOSS BEFORE INCOME TAX                                                                 (1,054)                      (92)
                                                                                -------------             --------------

     Income tax expense                                                                     2                         -
                                                                                -------------             -------------

NET LOSS                                                                        $     (1,056)             $         (92)
                                                                                ------------              -------------

NET LOSS PER COMMON SHARE:  (Primary and Fully Diluted)

     Net loss                                                                   $       (.40)             $        (.04)
                                                                                ============              =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                2,841,599                  2,530,144
                                                                                ============              =============



                        SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.


                      Statements of Cash Flows (Unaudited)
                               (Amounts in 000's)

                                                                                                  Three Months Ended
                                                                                          March 31,                March 31,
                                                                                             1997                     1996
                                                                                         -----------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                         $  (1,056)               $    (92)

         Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                   163                     171
         Other                                                                                  (63)                      -
         Changes in operating assets and liabilities:
                Decrease in accounts receivable                                               2,726                     593
                (Increase) decrease in inventories                                           (1,386)                    217
                Decrease in other receivables                                                   334                       -
                Increase in prepaid expenses and other assets                                   (48)                    (71)
                Increase (decrease) in accounts payable                                         501                    (514)
                Increase (decrease) in accrued expenses and other liabilities                  (148)                    180
                                                                                          ---------                --------

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                              1,023                     484
                                                                                          ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Capital expenditures                                                            -                     (73)
                                                                                          ---------                --------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                               -                     (73)

CASH FLOWS FROM FINANCING ACTIVITIES:
                Decrease in unfunded disbursements                                              (42)                    (32)
                Payments on revolving credit loan, net                                         (803)                 (2,072)
                Net proceeds from issuance of redeemable preferred stock                          -                   1,740
                Proceeds from note receivable                                                     -                       6
                Proceeds from note payable                                                        -                      47
                Principal payments on long-term debt                                           (178)                    (30)
                Payment of deferred financing fees                                                -                     (80)
                Proceeds from common stock issuance                                               -                      10
                                                                                          ---------                --------

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                                          (1,023)                   (411)
                                                                                          ---------                --------

NET INCREASE (DECREASE) IN CASH                                                                   -                       -
CASH - Beginning of period                                                                        -                       -
                                                                                          ---------                --------

CASH - End of period                                                                      $       -                $      -
                                                                                          =========                ========

CASH PAID DURING THE PERIOD
         Interest                                                                         $     143                $    151
                                                                                          =========                ========



                        SEE NOTES TO FINANCIAL STATEMENTS

                              DYNAMOTION/ATI CORP.

                    Notes to Financial Statements (Unaudited)
                             March 31, 1997 and 1996



1.       BASIS OF PRESENTATION

         These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

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

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory balances at March 31, 1997, are as follows (in 000's):

         Raw materials                      $        1,554
         Work-in-progress                            2,196
         Finished goods                              1,396
                                            --------------
                                            $        5,147
                                            ==============


         Loss Per Common Share

         Loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are excluded if their effect is anti-dilutive. The computation includes an accrual for preferred Class B stock dividends and accretion of stock issuance costs in 1997, and none for the first quarter of 1996, due to the Class B not being issued until the end of the first quarter of 1996. In February 1997, the FASB issued Statement No. 128, Earnings Per Share. Statement No. 128 established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented, however, the Company believes that this Statement will not have a material effect on the Company's previously reported EPS.


2.       SUBSEQUENT EVENTS

         On April 4, 1997, warrants issued in connection with the issuance of Class B preferred stock, were exercised in full to purchase 330,302 common stock shares at a purchase price of $1.0092 per share, or $333,341 in the aggregate. The proceeds were applied against the term loan portion of the credit facility.

                              DYNAMOTION/ATI CORP.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         This filing contains forward-looking statements which involve risks and uncertainties. Dynamotion/ATI Corp.'s ("Dynamotion" or the "Company") actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, product demand and the rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions, and other risks detailed in Dynamotion's Securities and Exchange Commission filings.

         During the first quarter of 1997, Dynamotion continued to incur substantial losses and cash flow drains from operations. At March 31, 1997 current liabilities exceeded current assets by approximately $5.9 million and total liabilities exceeded total assets by approximately $2 million. Dynamotion is in default of its operating line of credit covenants, and as of March 31, 1997, had borrowed $4.7 million against its operating line of credit. As of March 31, 1997, Dynamotion is also $217,000 in arrears on payments on other notes payable and was past due on payments owed to vendors by $4.1 million. Certain vendors have placed Dynamotion on cash payment terms for purchases, and as of March 31, 1997, seven vendors have filed lawsuits against Dynamotion in connection with efforts to collect amounts due to them. These conditions call into question the ability of Dynamotion to continue as a going concern.

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

         Dynamotion's management has taken a number of actions to reduce operating expenses and losses. These include disposing of operations and product lines that did not fit with Dynamotion's long-term strategies and were producing losses, 30% reductions in work force in the second quarter of 1996 and replacements of senior management members in 1995 and 1996. While management has not quantified the amount of capital necessary for Dynamotion to continue as a going concern, Dynamotion would need $9 million to bring itself current with respect to recorded liabilities existing as of March 31, 1997. In addition, Dynamotion's operating expenses and production payroll approximate $500,000 per month.

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

         The primary plan of Dynamotion's management to increase its chances for survival is a planned merger. Dynamotion executed a merger agreement with Electro Scientific Industries ("ESI") in January 1997. This agreement is subject to approval by Dynamotion's shareholders at a special shareholder's meeting scheduled for May 23, 1997. Under certain conditions, if management elects not to complete this merger and Dynamotion subsequently merges with any other party within one year, it will owe ESI a $1 million termination fee.

         Dynamotion's management is not currently pursuing other mergers or other sources of capital. If the ESI merger is not consummated, Dynamotion's financial position may be such that other sources of capital will not be

                              DYNAMOTION/ATI CORP.


         available to it. Management believes there is substantial doubt about Dynamotion's ability to survive without additional financing. If Dynamotion is unable to continue to operate and is forced to liquidate its assets, it may not recover the assets' recorded amounts.

         As noted above, the value of Dynamotion's in-process research and development depends on its ability to obtain additional financing. Because Dynamotion has no current plans to obtain additional financing other than pursuing the merger with ESI, there is no assurance that Dynamotion's in-process research and development will ever result in commercially viable products. In addition to financial uncertainties, the results of Dynamotion's in-process research and development are subject to uncertainties related to technological feasibility and market conditions, among other things. If Dynamotion's research and development efforts are successful, this will have a material adverse effect on Dynamotion's future operating results and financial condition.

Results of Operations

         Total revenues for the quarter ended March 31, 1997 were $3.1 million, compared to total revenues of $5.3 million for the corresponding period in 1996. Total machine revenues for the 1997 quarter were $2.6 million, compared to $4.3 million for the corresponding period in 1996. The machine revenue decrease of 40% is primarily attributable to two issues. First, Dynamotion has experienced difficulty obtaining commitments from potential buyers of its product due to its financial condition, however, management expects that the proposed merger with ESI will address this issue. During the first quarter of 1997, one customer accounted for approximately 75% of Dynamotion's machine revenues. Orders from this customer did not take place under formal contracts but rather took place on the basis of multiple purchase orders. Under a purchase order relationship, there is no assurance that the customer will issue additional purchase orders in the future. The second issue is the sale of the ATI router product line in August 1996 which accounted for approximately 16% or $688,000 of machine revenue for the comparable period in 1996. Dynamotion sold its router product line to enable the Company to focus resources on Dynamotion's higher margin, more technologically advanced products. Field service revenue, which includes parts sales and repairs and maintenance sales decreased to $500,000 from $1,000,000 for the corresponding period in 1996. The drop in field service revenue is also attributable to the sale of the ATI router product line which accounted for approximately $500,000 in field service revenue for the corresponding period in 1996.

         Cost of sales for the quarter ended March 31, 1997 was $2.4 million, or 80% of revenues, compared to $3.8 million, or 72% of revenues, for the corresponding period in 1996. During 1996, management had undertaken several cost reduction strategies in order to achieve better margins at reduced sales levels. However, the drop in machine production and field service activity was so significant that the cost reductions which were achieved were not able to reflect a decrease in the cost of sales percentage. Decreasing the cost of sales percentage in the future is contingent upon product mixes, prices, increased volume and improved manufacturing efficiencies after the proposed merger with ESI.

         Selling, general and administrative expenses for the quarter ended March 31, 1997 were $952,000, or 31% of revenues, compared to $881,000, or 17% of revenues for the corresponding period in 1996. Selling, general and administrative expenses increased 8% in absolute dollars from the corresponding period in 1996, primarily due to a $240,000 increase in professional fees as a result of the merger agreement proposed in Dynamotion's proxy statement. However, this increase was partially offset by a $72,000 decrease in salaries and wages due to work force reductions in 1996. Additionally, the Company recognized over a $100,000 gain in extinguishment of debt with trade vendors.

         Interest expense increased to $188,000 for the quarter ended March 31, 1997, compared to $160,000 for the corresponding period in 1996 primarily due to various penalties and interest charges incurred for delinquent payments due to various vendors.

         For the reasons set forth above, the Company incurred a net loss for the quarter ended March 31, 1997, of $1,056, compared to a net loss of $92,000 for the comparable period in 1996.

                              DYNAMOTION/ATI CORP.


Liquidity and Capital Resources

         As of March 31, 1997, Dynamotion's outstanding indebtedness under the revolving credit facility and term loan decreased to $4.8 million from $5.6 million, on December 31, 1996. The $800,000 decrease in the bank debt level is primarily due to the receipt of several large outstanding trade receivables. As of March 31, 1997, Dynamotion had approximately $893,000 of availability provided by the revolving credit facility. As of March 31, 1997, and through the date of this filing, Dynamotion is in violation of substantially all of the financial loan covenants related to the credit facility. Although no assurances can be given, management believes that IBJ Schroder Bank and Trust Company will not attempt to accelerate payment on the credit facility in the near term. If a default is declared and demand is made for payment, Dynamotion would not be able to meet such demand.

         On April 4, 1997, warrants issued in connection with the issuance of Class B preferred stock, were exercised in full to purchase 330,302 common stock shares at a purchase price of $1.0092 per share, or $333,341 in the aggregate. The proceeds were applied against the term loan portion of the credit facility.

         Dynamotion's management believes that substantial additional capital resources are necessary for Dynamotion to continue as a going concern. If Dynamotion is unable to continue to operate and is forced to liquidate its assets, it may not recover the assets' recorded amounts. The primary plan of Dynamotion's management to increase its chances for survival is a planned merger. Dynamotion executed a merger agreement with ESI in January 1997. This agreement is subject to approval by Dynamotion's shareholders at a special shareholders meeting scheduled for May 23, 1997. Dynamotion's management is not currently pursuing other mergers or other sources of capital. If the merger with ESI is not consummated, Dynamotion's financial position may be such that other sources of capital may not be available to it. Management believes there is substantial doubt about the Company's ability to survive without additional financing.



PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company filed a claim dated October 1, 1995, in arbitration against Roku-Roku Sangyo, Ltd, (Case No. 75-T-199-00314-95) for breach of a license agreement. On April 4,1997, the Company received notice that Dynamotion was successful in its claim and is entitled to an award of approximately $1.3 million in damages. The Company currently has a lawsuit pending against Roku-Roku to enforce the judgment.

Item 5.  OTHER INFORMATION

         On May 12, 1997, the Company was notified that its securities will be delisted from the Boston Stock Exchange effective May 15, 1997, due to non-compliance with minimum equity requirements.

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


                                                DYNAMOTION/ATI CORP.



Date:  May 13, 1997                             By:  /s/ Jon R. Hopper
       ------------                                  -------------------------
                                                     Jon R. Hopper
                                                     President,
                                                     Chief Executive Officer,
                                                     Chief Financial Officer
                                                     and Director